Form 10QSB
period 2000-06-30
TWINVIEW INC
filed 2000-08-18
CIK 1077168

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________  to____________

                        Commission File No. 333-93535

                                Twinview, Inc.
                      ----------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                         87-0620802
          -----------------                 ---------------
 (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
  Incorporation or Organization)

                              573 East 300 South
                          Salt Lake City, Utah 84102
               ------------------------------------------------
                   (Address of Principal Executive offices)

                  Issuer's Telephone Number: (801) 531-1867

                               (Not Applicable)
     --------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes X     No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                               Not applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

    As of August 14, 2000, Twinview, Inc. has 375,000 shares of its common stock issued and outstanding, and 275,000 shares of its Series A preferred stock issued and outstanding. Shares of Series A preferred stock are convertible to shares of common stock on a 1 for 1 share basis.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of June 30, 2000 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2000 and June 30, 1999, the unaudited related statements of stockholders' equity for the period from inception through June 30, 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading, and to present fairly the financial position of Twinview, Inc. consolidated with Caf Detour, LLC, its wholly owned subsidiary. The names "Twinview," "we", "our" and "us" used in this report refer to Twinview, Inc.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)     Plan of Operation.

     Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Prior to the date of this report, all of Twinview's efforts have concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, and Twinview is engaged in an initial public offering in which we are attempting to raise a minimum of $150,000 and a maximum of $350,000 in gross offering proceeds.

Plan of operation

     During the next 12 months, our plan of operation consists of the following:

     *     Attempt to raise $150,000 or more in our present public offering;

     *     Acquire a lease on suitable property within our proposed site area;

     * Construct the proposed coffee house building and other related improvements on the site which is eventually selected;

     * Adequately furnish the coffee house building with equipment necessary to the business;

     *     Hire and train approximately nine or ten employees;

     *     Commence business operations; and

     *     Work towards making the business profitable.

Accomplishing our 12 month plan of operations is dependent on Twinview being able to raise $150,000 or more by successfully completing our present offering. We estimate it will cost approximately $220,000 to acquire a lease on an acceptable site, construct the proposed specialty coffee store building and purchase equipment and other personal property necessary to operate the store. Becoming profitable will also depend on additional factors, some of which are beyond our control.

     Our current cash is sufficient to pay all the expenses of our offering, but it is not sufficient to implement our 12 month business plan.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

    On May 12, 2000, a registration statement filed by Twinview on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-93535. Pursuant to the registration statement, Twinview is attempting to sell a minimum of 150,000 shares and a maximum of 350,000 shares of Twinview's common stock through its officers and directors in our self-underwritten offering. There are no selling shareholders participating in the offering. The offering commenced on May 12, 2000, and it is continuing as of the date of this report. The offering price is $1.00 per share. As of August 16, 2000 Twinview had received approximately $56,800 of subscriptions to purchase 56,800 shares of common stock. The offering is subject to a minimum of 150,000 shares being sold on or before September 9, 2000.

     Between May 12, 2000 and June 30, 2000, Twinview incurred approximately $3,021.06 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     *      underwriting discounts and commissions      - $0
     *      finders' fees                               - $0
     *      expenses paid to or for underwriters        - $0
     *      other expenses (legal and printing)         - $3,021.06

All of these expenses were incurred to parties other than:

     * directors, officers, or general partners of Twinview or their associates;

     * to persons owing 10% or more of any class of equity securities of Twinview; or

     *      to affiliates of Twinview.

     Since the minimum offering amount has not yet been met, Twinview has not yet received or spent any net offering proceeds.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

           Financial Data Schedule.

          (b) Reports on Form 8-K.

           No Current Reports on Form 8-K were filed by Twinview during the quarter ended June 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TWINVIEW, INC.


Date: August 17, 2000                         By:  /s/ Patrick K. Hogle
                                                 ___________________________
                                                  Patrick K. Hogle
                                                  Director, President and
                                                  Chief Executive Officer

Date: August 17, 2000                         By:  /s/ John S. Girvan
                                                  __________________________
                                                  John S. Girvan
                                                  Director,
                                                  Secretary/Treasurer,
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS



                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                     June 30, 2000 and December 31, 1999

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                  June 30,      December 31,
                                                  2000          1999
                                                  ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                            $     86,417  $    158,199
  Investment (Note 6)                                   18,750             -
  Prepaid rent                                           1,000             -
                                                  ------------- -------------

     Total Current Assets                              106,167       158,199
                                                  ------------- -------------

FIXED ASSETS (Note 4)                                   19,127        19,127
                                                  ------------- -------------

     TOTAL ASSETS                                 $    125,294  $    177,326
                                                  ============= =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                                $      1,500  $      4,562
                                                  ------------- -------------

     Total Current Liabilities                           1,500         4,562
                                                  ------------- -------------

     TOTAL LIABILITIES                                   1,500         4,562
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock; $0.0001 par value, 2,500,000
    shares authorized; 275,000 shares issued and
    outstanding                                             28            28
  Common stock; 17,500,000 shares authorized
    of $0.0001 par value, 375,000 shares issued
    and outstanding                                         38            38
  Additional paid-in capital                           219,233       219,233
  Deficit accumulated during the development stage     (95,505)      (46,535)
                                                  ------------- -------------

     Total Stockholders' Equity                        123,794       172,764
                                                  ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    125,294  $    177,326
                                                  ============= =============

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                                       From
                                  For the                         For the           Inception on
                              Three Months Ended             Six Months Ended        December 31,
                                    June 30,                    June 30,           1985 Through
                         ----------------------------- ---------------------------    June 30,
                              2000         1999           2000          1999           2000
                         -------------- -------------- ------------- ------------- --------------
REVENUES                 $           -  $           -  $          -  $          -  $           -

EXPENSES

  General and
   administrative               19,040        11,784         48,971        24,055         96,505
                         -------------- -------------- ------------- ------------- --------------

     Total Expenses             19,040        11,784         48,971        24,055         96,505
                         -------------- -------------- ------------- ------------- --------------

LOSS FROM OPERATIONS           (19,040)      (11,784)       (48,971)      (24,055)       (96,505)
                         -------------- -------------- ------------- ------------- --------------
OTHER INCOME

  Interest income                    -             -              -         1,000          1,000
                         -------------- -------------- ------------- ------------- --------------

     Total Other Income              -             -              -         1,000          1,000
                         -------------- -------------- ------------- ------------- --------------

NET LOSS                 $     (19,040) $     (11,784) $    (48,971) $    (23,055) $     (95,505)
                         ============== ============== ============= ============= ==============

BASIC LOSS PER SHARE     $       (0.05) $       (0.03) $      (0.13) $      (0.06)
                         ============== ============== ============= =============


                         TWINVIEW, INC. AND SUBSIDIARY
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit) From Inception on November 5, 1998 through June 30, 2000

                                                                                         Deficit
                                                                                         Accumulated
                                                                              Additional During the
                                      Preferred Stock      Common Stock       Paid-In    Development
                                   Shares      Amount     Shares     Amount   Capital    Stage
                                  ---------- ---------- ---------- ---------- ---------- -----------
Balance at inception on
 November 5, 1998                         -  $       -          -  $       -  $       -  $        -

Common stock issued for cash at
  approximately $0.071 per share          -          -    106,626         12      7,488           -

Common stock issued for property
 at approximately $0.071 per share        -          -    268,374         26     19,101           -

Net loss from inception on
  November 5, 1998 through
  December 31, 1998                       -          -          -          -          -      (6,478)
                                  ---------- ---------- ---------- ---------- ---------- -----------

Balance, December 31, 1998                -          -    375,000         38     26,589      (6,478)

Preferred stock issued for cash
 at $0.75 per share                 275,000         28          -          -    206,222           -

Stock offering costs                      -          -          -          -    (13,578)          -

Net loss for the year ended
 December 31, 1999                        -          -          -          -          -     (40,056)
                                  ---------- ---------- ---------- ---------- ---------- -----------

Balance, December 31, 1999          275,000         28    375,000         38    219,233     (46,534)

Net loss for the six months ended
 June 30, 2000 (unaudited)                -          -          -          -          -     (48,971)
                                  ---------- ---------- ---------- ---------- ---------- -----------

Balance, June 30, 2000 (unaudited)  275,000  $      28  $ 375,000  $      38  $ 219,233  $  (95,505)
                                  ========== ========== ========== ========== ========== ===========


                         TWINVIEW, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                               From
                                          For the                         For the           Inception on
                                      Three Months Ended             Six Months Ended        December 31,
                                           June 30,                    June 30,            1985 Through
                                 ----------------------------- ---------------------------    June 30,
                                      2000         1999           2000          1999           2000
                                 -------------- -------------- ------------- ------------- --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                       $     (19,040) $     (11,784) $    (48,971) $    (23,055) $     (95,505)
  Changes in operating assets
   and liabilities:
   Increase (decrease) in
     accounts payable                        -         (1,200)       (3,061)       (1,850)         1,500
   Increase in prepaid expenses         (1,000)             -        (1,000)            -         (1,000)
                                 -------------- -------------- ------------- ------------- --------------
     Net Cash Used by
     Operating Activities              (20,040)       (12,984)      (53,032)      (24,905)       (95,005)
                                 -------------- -------------- ------------- ------------- --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Cash paid for investment             (18,750)             -       (18,750)            -        (18,750)
                                 -------------- -------------- ------------- ------------- --------------
     Net Cash Used by
     Investing Activities              (18,750)             -       (18,750)            -        (18,750)
                                 -------------- -------------- ------------- ------------- --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Stock offering costs                       -         (3,348)            -        (3,348)       (13,578)
  Common and preferred stock
   issued for cash                           -         79,686             -       184,773        213,750
                                 -------------- -------------- ------------- ------------- --------------
      Net Cash Provided (Used)
      by Financing Activities                -         76,338             -       181,425        200,172
                                 -------------- -------------- ------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH        (38,790)        63,354        (71,782)     163,216         86,417

CASH AT BEGINNING OF PERIOD            125,207        102,934        158,199        3,076             -
                                 -------------- -------------- ------------- ------------- --------------

CASH AT END OF PERIOD            $      86,417  $     166,288  $     86,417  $    166,288  $      86,417
                                 ============== ============== ============= ============= ==============
CASH PAID FOR:

  Interest                       $           -  $           -  $          -  $          -  $      1,400
  Income taxes                   $           -  $           -  $          -  $          -  $          -


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 - NATURE OF ORGANIZATION

     The consolidated financial statements presented are those of Twinview, Inc. and its wholly-owned subsidiary, Cafe' Detour, L.L.C. Collectively, they are referred herein as "the Company". The Company was organized under the laws of the State of Delaware on November 5, 1998. The Company was organized for the purpose of marketing beverage products. On November 25, 1998, the Company formed Cafe' Detour, L.L.C. as a wholly-owned subsidiary. Cafe' Detour will be the operating company for a coffeehouse when the construction is completed. As of June 30, 2000, Cafe' Detour, L.L.C. had not commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     b.  Provision for Taxes

     At June 30, 1999, the Company had net operating loss carryforwards of approximately $95,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

     c.  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. The Company's preferred shares have been excluded from the basic net loss per share calculation as they are antidilutive.

                                 For the                    For the
                             Three Months Ended           Six Months Ended
                                  June 30,                   June 30,
                              2000        1999           2000          1999
                         ------------- ------------ ------------- ------------

 Numerator - loss        $    (19,040) $   (11,784) $    (48,971) $   (23,055)
 Denominator - weighted
  average number of
  shares outstanding          375,000      375,000       375,000      375,000
                         ------------- ------------ ------------- ------------
 Basic loss per share    $      (0.05) $     (0.03) $      (0.13) $     (0.06)
                         ============= ============ ============= ============

     f.  Principles of Consolidation

     The accompanying consolidated financial statements include those of Twinview, Inc. and its wholly-owned subsidiary, Cafe' Detour, LLC. All significant intercompany accounts and transactions have been eliminated.

     g.  Revenue Recognition

     The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

     h.  Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company recently completed a private placement offering of its series A preferred stock, and now intends to build and operate a coffeehouse.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 4 - FIXED ASSETS

     Fixed assets are made up of architectural plans to be used in the construction of a building and are recorded at cost. Major additions and improvements are capitalized and minor repairs are expensed when incurred. Depreciation will be computed using the straight-line method when construction of the building is complete.

NOTE 5 -  PRIVATE PLACEMENT OFFERING

     On June 21, 1999, the Company completed a private placement offering in which they issued 275,000 shares of its series A preferred stock at $0.75 per share. The costs incurred with the offering have been charged against the proceeds of the offering.

NOTE 6 -  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1999, the Company paid $27,302 as consideration for consulting services rendered by related parties.

     In June, 2000, the Company purchased a shipment of brine-shrimp eggs from a related party for $18,750, which management believed was far under market value. The Company plans to hold this commodity, which is non-perishable, until the market price for brine-shrimp eggs rises and a buyer can be found. Management believes this investment will be sold within a few months of its purchase.