Form 10QSB
period 2000-09-30
TWINVIEW INC
filed 2000-11-14
CIK 1077168

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No    [   ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                               Not applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of November 10, 2000, Twinview, Inc. has 526,500 shares of its common stock issued and outstanding, and 275,000 shares of its Series A preferred stock issued and outstanding. Shares of Series A preferred stock are convertible to shares of common stock on a 1 for 1 share basis. Any shares of Series A preferred stock issued and outstanding as of March 22, 2001 will be automatically converted to shares of common stock on a 1 for 1 share basis.

     Transmit Small Business Disclosure Format (check one):

Yes [   ]       No [ X ]



                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of September 30, 2000 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2000 and September 30, 1999, the unaudited related statements of stockholders' equity for the period from inception through September 30, 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)     Plan of Operation.

     Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through September 30, 2000, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

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

We estimate it will cost between $150,000 and $220,000 to acquire a lease on an acceptable site, construct the proposed specialty coffee store building and purchase equipment and other personal property necessary to operate the store. Becoming profitable will also depend on additional factors, some of which are beyond our control.

     Our current cash is sufficient to allow us to implement our business plan described above. Depending on the total cost of implementing our business plan, our current cash should sustain operations for a minimum of 6 months, and perhaps as long as 12 months or longer. In the event that the total cost to implement the business plan described above is closer to $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no guarantee that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable since Twinview has no revenues from operations prior to September 30, 2000.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

              None; not applicable.

Item 2.   Changes in Securities.

       On May 12, 2000, a registration statement filed by Twinview on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-93535. Pursuant to the registration statement, Twinview attempted to sell a minimum of 150,000 shares ($150,000) and a maximum of 350,000 shares ($350,000). Twinview sold 151,500 shares of Twinview's common stock at $1.00 per share through its officers and directors in our self-underwritten offering in which Twinview raised $151,500 in gross offering proceeds, before the offering terminated on September 9, 2000. All of the shares sold in the offering were sold for the account of Twinview. No selling shareholders participated in the offering.

     Between May 12, 2000 and September 30, 2000, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

      *    underwriting discounts and commissions           $0

      *    finders' fees                                    $0

      *    expenses paid to or for underwriters             $0

      *    other expenses (legal, accounting and printing)  $9,281.73

                              Total                         $9,281.73
                                                            =========
All of these expenses were incurred to parties other than:

      * directors, officers, or general partners of Twinview or their associates;

      * to persons owing 10% or more of any class of equity securities of Twinview; or

      *    to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2000 described above were $142,218.27. As of September 30, 2000, Twinview had used the actual net offering proceeds in the following manner:

      *    construction of plant                         $0

      *    building and facilities                       $0

      *    purchase and installation of machinery        $0
           and equipment

      *    purchase of real estate                       $0

      *    acquisition of other business(es)             $0

      *    repayment of indebtedness                     $0

      *    working capital                               $0

      *    temporary investments in insured              $142,218.27
           bank accounts

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended September 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TWINVIEW, INC.


Date: November 13, 2000          By:   /s/ Patrick K. Hogle
                                    ---------------------------
                                           Patrick K. Hogle
                                           Director, President and Chief
                                           Executive Officer

Date: November 13, 2000          By:   /s/ John S. Girvan
                                     ----------------------------
                                           John S. Girvan
                                           Director, Secretary/Treasurer,
                                           Chief Financial Officer and Chief
                                           Accounting Officer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS






                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                   September 30, 2000 and December 31, 1999

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                   September 30, December 31,
                                                        2000        1999
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

  Cash                                             $    199,506  $    158,199
  Investment (Note 7)                                    18,750             -
                                                   ------------- -------------

     Total Current Assets                               218,256       158,199
                                                   ------------- -------------

FIXED ASSETS (Note 4)                                    19,127        19,127
                                                   ------------- -------------

TOTAL ASSETS                                       $    237,383  $    177,326
                                                   ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                                 $      2,155  $      4,562
                                                   ------------- -------------

     Total Current Liabilities                            2,155         4,562
                                                   ------------- -------------

     TOTAL LIABILITIES                                    2,155         4,562
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock; $0.0001 par value, 2,500,000
   shares authorized; 275,000 shares issued and
   outstanding                                               28            28
  Common stock; 17,500,000 shares authorized
   of $0.0001 par value, 526,500 and 375,000
   issued and outstanding, respectively                      53            38
  Additional paid-in capital                            370,718       219,233
  Deficit accumulated during the development stage     (135,571)      (46,535)
                                                   ------------- -------------
     Total Stockholders' Equity                         235,228       172,764
                                                   ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    237,383  $    177,326
                                                   ============= =============

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                               From
                                                                               Inception on
                                      For the                For the           November 5,
                                 Three Months Ended       Nine Months Ended    1998 Through
                                    September 30,          September 30,       September 30,
                                   2000         1999     2000          1999    2000
                              ----------- ----------- ----------- ------------ -----------
REVENUES                      $        -  $        -  $        -  $         -  $        -

EXPENSES

  General and administrative      40,065      11,784      89,036       24,055     136,571
                              ----------- ----------- ----------- ------------ -----------

   Total Expenses                 40,065      11,784      89,036       24,055     136,571
                              ----------- ----------- ----------- ------------ -----------

LOSS FROM OPERATIONS             (40,065)    (11,784)    (89,036)     (24,055)   (136,571)
                              ----------- ----------- ----------- ------------ -----------
OTHER INCOME

  Interest income                      -           -           -        1,000       1,000
                              ----------- ----------- ----------- ------------ -----------

   Total Other Income                  -           -           -        1,000       1,000
                              ----------- ----------- ----------- ------------ -----------

NET LOSS                      $  (40,065) $  (11,784) $  (89,036) $   (23,055) $ (135,571)
                              =========== =========== =========== ============ ===========

BASIC LOSS PER SHARE          $    (0.08) $    (0.03) $    (0.22) $     (0.06)
                              =========== =========== =========== ============

</TABLE.


                       TWINVIEW, INC. AND SUBSIDIARY
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
       From Inception on November 5, 1998 through September 30, 2000


                                                                                     Deficit
                                                                                     Accumulated
                                                                          Additional During the
                                Preferred Stock         Common Stock      Paid-In    Development
                                Shares     Amount     Shares    Amount    Capital    Stage
                              ---------- ---------- ---------- ---------- ---------- -----------
Balance at inception on
 November 5, 1998                     -  $       -          -  $       -  $       -  $        -

Common stock issued for
 cash at approximately
 $0.071 per share                     -          -    106,626         12      7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                     -          -    268,374         26     19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                    -          -          -          -          -      (6,478)
                              ---------- ---------- ---------- ---------- ---------- -----------

Balance, December 31, 1998            -          -    375,000         38     26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share        275,000         28          -          -     206,222          -

Stock offering costs                  -          -          -          -     (13,578)         -

Net loss for the year ended
 December 31, 1999                    -          -          -          -           -    (40,057)
                              ---------- ---------- ---------- ---------- ---------- -----------

Balance, December 31, 1999      275,000         28    375,000         38     219,233    (46,535)

Common shares issued for
 cash at $1.00 per share
 (unaudited)                          -          -    151,500        151      51,485          -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                          -          -          -          -           -    (89,036)
                              ---------- ---------- ---------- ---------- ---------- -----------
Balance, September 30, 2000
 (unaudited)                    275,000  $      28    526,500  $      53  $ 370,718  $ (135,571)
                              ========== ========== ========== ========== ========== ===========




                       TWINVIEW, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                                     From
                                                                                     Inception on
                                            For the                For the           November 5,
                                       Three Months Ended       Nine Months Ended    1998 Through
                                          September 30,          September 30,       September 30,
                                        2000       1999        2000         1999     2000
                                    ----------- ----------- ----------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                           $  (40,065) $  (11,784) $  (89,036) $   (23,055) $  (135,571)
 Changes in operating assets and
  liabilities:
   Increase (decrease) in accounts
    payable                                654      (1,200)     (2,407)      (1,850)      2,155
   Decrease in prepaid expenses          1,000           -           -            -           -
                                    ----------- ----------- ----------- ------------ ------------
       Net Cash Used by Operating
        Activities                     (38,411)    (12,984)    (91,443)     (24,905)    (133,416)
                                    ----------- ----------- ----------- ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for investment                   -           -     (18,750)           -      (18,750)
                                    ----------- ----------- ----------- ------------ ------------
       Net Cash Used by Investing
         Activities                          -           -     (18,750)           -      (18,750)
                                    ----------- ----------- ----------- ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                       -      (3,348)          -       (3,348)     (13,578)
  Common and preferred stock
    issued for cash                    151,500      79,686     151,500      184,773      365,250
                                    ----------- ----------- ----------- ------------ ------------
       Net Cash Provided by
        Financing Activities           151,500      76,338     151,500      181,425      351,672
                                    ----------- ----------- ----------- ------------ ------------

NET INCREASE IN CASH                   113,089      63,354      41,307      163,216      199,506

CASH AT BEGINNING OF PERIOD             86,417     102,934     158,199        3,076            -
                                    ----------- ----------- ----------- ------------ ------------

CASH AT END OF PERIOD               $  199,506  $  166,288  $  199,506  $   166,288  $   199,506
                                    =========== =========== =========== ============ ============
CASH PAID FOR:

  Interest                          $        -  $        -  $        -  $         -  $     1,400
  Income taxes                      $        -  $        -  $        -  $         -  $         -


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 - NATURE OF ORGANIZATION

    The consolidated financial statements presented are those of Twinview, Inc. and its wholly-owned subsidiary, Cafe' Detour, L.L.C. Collectively, they are referred herein as "the Company". The Company was organized under the laws of the State of Delaware on November 5, 1998. The Company was organized for the purpose of marketing beverage products. On November 25, 1998, the Company formed Cafe' Detour, L.L.C. as a wholly-owned subsidiary. Cafe' Detour will be the operating company for a coffeehouse when the construction is completed. As of September 30, 2000, Cafe' Detour, L.L.C. had not commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Accounting Method

      The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

      b.  Provision for Taxes

      At September 30, 2000, the Company had net operating loss carryforwards of approximately $135,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

      c.  Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      d.  Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e.  Basic Loss Per Share

      The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. The Company's preferred shares have been excluded from the basic net loss per share calculation as they are antidilutive.

                                For the                    For the
                             Three Months Ended        Nine Months Ended
                               September 30,              September 30,
                            2000         1999          2000         1999
                         ------------ ------------ ------------- ------------
Numerator - loss         $   (40,065) $   (11,784) $    (89,036) $   (23,055)
Denominator - weighted
 average number of
  shares outstanding         476,000      375,000       408,667      375,000
                         ------------ ------------ ------------- ------------

  Basic loss per share   $     (0.08) $     (0.03) $      (0.22) $     (0.06)
                         ============ ============ ============= ============

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

NOTE 3 - GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company recently completed a public offering of its common stock, and now intends to build and operate a coffeehouse.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


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

NOTE 7 -  INVESTMENT

      In June 2000, the Company purchased a shipment of brine-shrimp eggs from a related party for $18,750, which management believed was under market value. The Company plans to hold this commodity, which is non-perishable, until the market price for brine-shrimp eggs rises and a buyer can be found. Management believes this investment will be sold within a few months of its purchase.

NOTE 8 - COMMON STOCK

      In September 2000, the Company issued 151,500 shares of its common stock for cash at $1.00 per share. This issuance brought the Company's total common shares issued and outstanding to 526,500.