Form 10KSB
period 2000-12-31
TWINVIEW INC
filed 2001-04-13
CIK 1077168

U. S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                 FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File No. 333-93535

                                TWINVIEW, INC.
                ---------------------------------------------
                (Name of Small Business Issuer in its Charter)

           DELAWARE                                    87-0620802
       -----------------                            ----------------
(State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                              573 East 300 South
                          Salt Lake City, Utah 84102
               -----------------------------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 531-1867

                                     N/A
                             -------------------
        (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None

Name of Each Exchange on Which Registered:  None

Securities Registered under Section 12(g) of the Exchange Act:

                                     None
                             -------------------
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year ended December 31, 2000 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

There are approximately 394,250 shares of common voting stock of the registrant held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the registrant, so the registrant has arbitrarily valued these shares at zero.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 30, 2001 there were 801,500 shares of the issuer's common stock issued and outstanding. This includes 275,000 shares of Series A preferred stock that were automatically converted to shares of common stock on a 1 for 1 basis on March 22, 2001.

     DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]

                                    PART I

MANY STATEMENTS MADE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE NOT BASED ON HISTORICAL FACTS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY VARY MATERIALLY.

ITEM 1.  DESCRIPTION OF BUSINESS.

Twinview, Inc.; its history and organization

     Twinview, Inc. was incorporated in the State of Delaware on November 5, 1998. Prior to the date of this report, Twinview, Inc.'s business experience has been limited to formulating its business plan and fund raising activities necessary to implement the business plan. We intend to construct and operate a drive-through retail specialty coffee store in Salt Lake City, Utah through our wholly owned subsidiary, Cafe Detour, L.L.C., a Utah limited liability company formed in November 1998. Cafe Detour, L.L.C. has not yet commenced principal business operations.

     References in this report to "we," "our," "us" and "Twinview" refer to Twinview, Inc. and also to our subsidiary, Cafe Detour, L.L.C., where appropriate.

     It is our intention to identify an appropriate business location, secure a lease of the property upon which the coffee store building is to be built, and then construct the proposed retail drive-through coffee store on the property. Our proposed business is to operate the specialty coffee store. We believe it will take approximately twelve months to complete site selection and obtain a lease, and another approximately four to six months to complete construction and furnishing of our proposed store and to hire and train employees before the store will begin its operations.

     We have had a reputable architectural firm design, draft and complete detailed working drawings or blue prints of a proposed retail drive-through coffee store. The plans will be submitted to the appropriate government agencies in Salt Lake City, Utah for review and approval once a location for the retail coffee shop has been secured.

     The architectural firm was selected for its experience in designing some of the recently completed retail coffee stores with which we must compete. It recently designed, submitted and received approval of four Starbucks Coffee Inc. Salt Lake City locations.

     The architectural firm has experience in the design of drive through retail coffee stores similar to our proposed store. By their nature of operation, drive-through coffee stores are confined in space. The efficiency of design is critical. Our design provides for two traffic lanes on each side of the building. It allows six automobiles on each side of the structure to bring customers onto the premises. We believe this design is the most practical and efficient for any intersection corner location which we are seeking.

     The importance for universal design attributes to be incorporated into the building's structural design has been stressed. These principles, when incorporated into a comprehensive set of plans, can be used at other similar locations. Our initial plan is to construct a retail coffee store at one location. In the event that the initial store is successful, then we may seek to expand our business by adding additional stores at other locations in the future. Should this occur, we believe our architectural plans may be used for future locations with minor expense for modifications to suit each building site.

     We believe that practical considerations in the design process as well as the importance of planning in design for efficient operation have been addressed. Another consideration in constructing a new building and creating a new site is the appropriate blending of new structures within existing neighborhoods. We believe our design for our retail coffee drive-through store is one which will be acceptable in a variety of neighborhoods. Management believes our proposed structure is architecturally pleasing in its design, physical aspects and practical application. We believe our proposed structure enhances and beautifies the site location and will be a welcome addition to the area selected.

     We believe the growth and vitality of the Salt Lake valley area will enhance our growth opportunities and chances for a successful retail operation. Management believes that as population grows in a given area there is additional economic room for competing businesses to enter the market. There is no guarantee that current growth rates will continue. They may decline without warning.

     Management believes that Salt Lake City has and will continue to be a good location for the successful operation of a retail drive-through coffee store. The officers and directors of Twinview, Inc. have substantial business contacts in the greater Salt Lake City area and believe that this will aid us in our business efforts.

Critical site location

     We believe the location selected for our drive-through retail coffee store will be crucial to our success. Our site selection study was performed by Mr. John Girvan. It focused on traffic flow into and out of the Salt Lake City downtown core area from the east bench, and the northeast and southeast suburban neighborhoods of residential Salt Lake City.

     We are looking at several site locations which are available for lease and which meet our search criteria including convenient access from arterial streets towards the downtown core of Salt Lake City. We are concentrating our location search to the area east of and slightly south of the downtown core area of Salt Lake City, Utah primarily between 100 South Street and 2100 South Street and between 400 East Street and 1300 East Street. Once we select a site, we will attempt to negotiate a suitable lease of the land upon which the store will be built. If we are unable to negotiate acceptable lease terms with the property owner, we will seek an alternate site. No assurance can be given that we will be able to secure acceptable lease terms on a suitable site.

     Traffic flow

     Our morning traffic flow target is those vehicles carrying professional persons residing in the east bench, and the northeast and southeast suburban areas of Salt Lake City traveling to work in the downtown area of Salt Lake City.

     Optimum sales hours

     Through our research and study of our competitors' businesses we believe peak revenue hours during weekdays will be in the morning hours and the afternoon hours, specifically from 6 a.m. through 11:00 a.m. in the morning and from 3:00 p.m. through 6:00 p.m. in the afternoon. We believe we will be able to identify and respond quickly to demand changes and traffic volume flow with regards to labor and product supply.

     Weekend business

     Through our research and by observing competitors' businesses, we believe that business during weekend business hours will be fairly constant, although less than during week days.

     Our proposed site search area enjoys a fairly constant flow of traffic during weekends. Liberty Park experiences a substantial increase in use by the members of the Salt Lake City community during weekends and is within our site search area. Seasonal trends in park use have a direct effect on the numbers of community residents using the park, and on potential customers for our proposed business. Retail business from both pedestrians and customers driving to and from Liberty Park during spring, summer and fall would presumably be higher than in the winter months. However, there is no guarantee of any substantial business coming from patrons of Liberty Park during any seasonal time of year.

Financing

     We may need to acquire debt or additional equity investment in the immediate future in order to implement our business plan. There is no assurance that we will be able to acquire debt or equity financing in the future. Our business may require infusions of cash from time to time through equity or debt.

Property lease for proposed site location

     We do not plan to purchase real property for our proposed retail coffee store site location. We believe leasing property for our proposed project is preferable since it will allow us to commence business with a smaller capital investment. We have identified several properties which we believe are suitable for our proposed retail location and we have had lease discussions with the owner of one possible property location. We will be thorough in our due diligence research to attempt to verify that any property we lease will be free and clear of environmental hazards, buried fuel tanks, liens and unacceptable encumbrances and other liabilities. We intend to have any final lease agreement reviewed by our legal counsel.

Construction phase

     Once we have obtained a lease on a suitable location, the construction phase of our business plan will begin. This will involve obtaining necessary governmental approvals for building permits, etc., and building the actual coffee store building and surrounding improvements. We have received estimates to build from reputable and bonded construction firms local to the Salt Lake City area ranging from approximately $152,000 to $185,000 to complete our proposed retail drive-through coffee store per architectural plans submitted to those companies by us.

     Construction: time to completion

     We believe, based on discussions with our architectural firm that a realistic time to complete our construction and to commence business is 90-120 days from the date construction is commenced. However, construction projects can be delayed or stopped indefinitely for many reasons not within our control; specifically but not limited to acts of God, adverse weather conditions, labor strikes, changes in government regulation and law, etc. We can not guarantee timely completion of our proposed building project.

     Construction phase: completion

     Upon completion of the construction phase of our planned coffee store building, we intend to hire staff, train new employees, begin to advertise and commence business at our new facility.

Proposed products

      We plan to offer a full range of appropriate and select premium products at our proposed retail drive-through coffee store. Our proposed store should be classified as a "specialty" retailer since our proposed products differ from a common "coffee shop". Our primary customers will arrive at our location in automobiles. It is in our interests and the customers' desires to facilitate sales as efficiently and as quickly as possible. We have fashioned our proposed products and designed our proposed building and necessary equipment accordingly. Our proposed products will be accentuated to demand and time of day. Specifically, coffee and specialty coffee products will be the base mainstay of our proposed product line.

     Beverages

We propose that our beverages will include:

     - decaffeinated and caffeinated freshly ground whole bean coffees of different and assorted flavors;

     - specialty coffee drinks including:

          .  cappuccino,

          .  latte,

          .  breve,

          .  espresso,

          .  mocha lattes, and

          .  mocha breves;

     - iced coffee products;

     - flavored additives including low calorie milk;

     - teas of various flavors and origins including:

          .  caffeinated, and

          .  herbal;

     - hot chocolate;

     - bottled mineral water;

     - select bottled flavored soft drinks;

     - specialty Italian flavoring for both hot and cold beverages; and

     - specialty slushed iced flavored drinks.


     Baked products

     We plan to offer a delicious line of freshly baked pastries and rolls, cakes and cookies as well as traditional specialty coffee store pastries such as Biscotti and Italian pastries. We plan to remain vigilant and attentive to customers' desires regarding products we will offer in the future and seasonally.

     Sandwiches and salads

     We intend to offer specialty sandwiches and salads on an experimental and seasonal basis. We believe that selected specialty food products are in demand when coupled with the convenience of location to customers and drive-through design of our proposed store. We intend to focus this approach on potential business coming from patrons using Liberty Park in the spring, summer and fall months, although we will remain vigilant regarding additions and subtractions to our product line remaining sensitive to customer demand, volume, and profit margin considerations.

     We believe we will be able to react quickly to changing product demand. However, there is no assurance that we will be accurate in assessing customer demand for specific products or that we will be successful in marketing those products profitably.

     Seasonality of product mix

     The Salt Lake City area has four distinct and different seasons which must be observed in relation to seasonally changing customer demands in product desires and seasonally changing customer habits.

     National statistics indicate that consumption of coffee in North America varies with the seasons of the year. However, these statistics may be misleading as they do not differentiate between all coffee consumed and specialty coffee and related products consumed. Through our observations and study efforts, we believe there is a difference in coffee and coffee products consumption trends on a seasonal basis in the Salt Lake City area. We also believe that while general coffee consumption fluctuates seasonally, the consumption of specialty coffee drinks fluctuates seasonally as well. As an example, during warmer weather regular patrons of our competitors' stores consume more iced coffee beverages than they normally would in the colder months.

Product suppliers

     We will have access to numerous suppliers of our proposed products. None of our proposed products are rare or in short supply at this time. We do not foresee becoming dependent upon one or a few suppliers for delivery and procurement of our proposed products. Our proposed products are not classified as critical or special and are not rare or exotic. Coffee fluctuates in price as any commodity does through the natural forces of supply and demand.

     For our price forecasts of supplies we use long term price trends and posted average yearly prices of the commodities we propose to utilize. For our proposed specialty baked goods there are a number of suppliers in the greater Salt Lake City area. We intend to use specific suppliers on a trial basis. We may post prices paid to suppliers conspicuously and in plain view at our delivery acceptance door to foster a competitive spirit among our suppliers.

Marketing

     Customer incentives

     We plan to offer customers incentives to become regular patrons of our store. These incentives may include but not be limited to competitive pricing, a coffee punch card and consistent quality products.

     Competitive pricing

     Competitive pricing of our proposed products relative to competitors' products will be important to our success. We have observed that local pricing of related specialty coffee products in the Salt Lake City area are higher than in the Seattle, Washington area where competition is brisk and vibrant, and the number of specialty coffee stores is much higher than in the Salt Lake City area.

     We believe that specialty coffee stores in the Salt Lake City area are enjoying a higher profit margin on their product offerings than they would if there were more stores competing, as evidenced in the Seattle area. We have no plans to slash prices upon entering the specialty coffee retail industry in the Salt Lake City area. However, we believe there is room to discount prices below that of our competition; at least in the beginning weeks of our initial debut in the market. Also, we feel that as more competition enters the specialty coffee market profit margins may decline.

     Coffee punch card

     We intend to initially offer a coffee punch card to customers. Frequent patron volume discount punch cards are a common, but not consistently used, means of promoting customer loyalty in the specialty coffee retail industry in the Salt Lake City area. The coffee punch card is usually a business card sized piece of stiff paper with the offering company's logo or name printed upon the surface with approximately 10 boxes printed upon the surface of the card.

     The card is punched each time a minimum required purchase is made. When the customer's punch card has been punched the required number of times, the customer is entitled to one unit of representative product free of charge, and offered another punch card. This is a price discount on a volume basis, and we believe it is effective in returning customers to the establishment that originally issued the card.

     Consistent quality products

     We believe the best incentive to customer loyalty is consistent quality products at fair competitive prices. We believe that many of our proposed customers will patronize our store only once per day in the morning on their way to work. It is extremely important to us that we can deliver a consistent quality product to that customer every morning. Consistent quality, convenience and fair competitive pricing are universal and historical reasons customers return to retail establishments. We believe we must deliver our customers these qualities to succeed.

Possible future business expansion

     In the event our initial store is successful, and provided that we are able to obtain additional required financing, we plan to expand our number of retail specialty coffee stores in the Greater Salt Lake City area. This may include expanding into the Interstate 15 corridor area extending northward to the City of Ogden, Utah and its environs and southward to the city of Spanish Fork, Utah and its environs, and other potentially suitable locations.

     We believe we can benefit from economies of scale in purchasing products in volume for multiple store locations while the stores in this described area would be considered clustered with regard to close proximity of each other for delivery, service and management considerations. We also believe we may benefit from increased brand name recognition and customer loyalty by expanding. Our expansion plan includes utilizing ground leases to secure each
real property site location.   No assurance can be given that our business
will be profitable and that we will be able to expand to additional locations.

     Assuming our proposed business is profitable, and we are able to expand profitability in the Salt Lake Valley area, then we could expand further on a regional basis. Any regional expansion would commence only when we believe such expansion is appropriate. The factors we deem important in this decision will include, but not be limited to, the following factors:

     - the  profitability of our then existing establishment(s);

     - our ability to acquire additional financing needed for expansion;

     - our ability to acquire acceptable leasehold interests in suitable site locations;

     - national and regional economic considerations such as interest rates, unemployment rates, population growth and economic health of any and all potential expansion areas.

Capital requirements for expansion of business

     In our discretion, we may seek capital for expansion or other business purposes through different sources including, but not limited to:

     - capital markets in the form of equity financing or debt financing;

     - mergers and/or acquisitions; and

     - strategic relationships with other companies including, but not limited to, our competition.

     We presently have no commitment for any such financing, and we can give no assurance that we will be able to obtain any additional financing.

Competition

     Competition in the specialty coffee industry can be intense. There is significant competition in the Salt Lake City area, but it is not as intense as it is in other areas of the country where there are more specialty coffee stores densely located, and where prices are lower. All of our present competitors are established, operating and have loyal clientele returning to their stores repeatedly to buy their products. Some of our competitors have a multiple year operating history and have a distinct competitive advantage over our planned entry into the specialty retail coffee industry within the Salt Lake City area. We will compete directly with companies which have substantially greater financial resources, experience and more substantial marketing organizations than we do.

     If we fail to successfully promote and develop an awareness of our Twinview brand name, or encounter legal obstacles which prevent our continued use of our brand name, our revenues and the value of your investment could be materially adversely affected. We believe that building awareness of our brand name is critical to achieving acceptance of our business. Brand recognition is a key differentiating factor among specialty coffee houses. In order to build and maintain brand awareness, we must succeed in our marketing efforts, and provide high quality services and products. Failure to successfully build and maintain awareness of our brand name could reduce the value of your investment.

     Some or all of our competitors have their stores located in competitively viable locations within Salt Lake City. These economically viable locations and their customers' familiarity with their locations are a real competitive advantage over our proposed entry into the retail specialty coffee business in the Salt Lake City area. Some or all of our competitors enjoy name brand recognition associated with the products they offer their customers. One competitor is STARBUCKS COFFEE COMPANY INCORPORATED which enjoys the benefits of a national name brand. It operates numerous locations in the Salt Lake City area.

     Following is a list describing the number of stores of many of our competitors located within or near our proposed site search area:

                      GREATER SALT LAKE AREA   WITHIN FIVE     DRIVE-
NAME                  NUMBER OF STORES         MILES           THROUGH
----------            -----------------------  --------------  -----------
Bad Ass Coffee                   2                  1            YES (1)
 Company

Beans and Brew                   4                  2            NO

Cafe Espresso                    2                  1            YES (2)

Java Hut                         3                  1            YES (3)

Millcreek Coffee                 3                  1            NO
 Roasters

Squirrel Brothers                1                  1            YES (1)

Salt Lake Roasting               1                  1            NO
 Company

Starbucks(R) Coffee              4                  2            NO
 Company Incorporated

     We recognize that we will face substantial competition in establishing our proposed retail drive-coffee store in the Salt Lake City area. We believe we will be able to compete successfully. We intend to compete on the basis of price quality of products, and product mix, as well as by using a drive-through design which saves customers time. However there is no guarantee or assurance we will be able to successfully compete or survive financially given the competition that exists, in the specialty coffee retail environment within the Salt Lake City area.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or Labor contracts

     We have no patents, licenses, franchises, concessions, royalty agreements or labor contracts. We have not registered any name as a trademark, and we do not have any immediate plans to do so.

Governmental approval of principal products or services

     There are no special federal, state or local laws regulating the proposed type of general business retailing that we plan to engage in and there are no special licenses or permits required other than a general business license and public health certificate for food handling which we will obtain. We intend to apply for a general business license in the near future, and we intend to apply for a public health certificate for food handling prior to opening the store for business.

Effects of existing or probable governmental regulations

     Other than maintaining the good standing of our parent and subsidiary corporations, complying with applicable local business licensing requirements, complying with laws, rules and regulations relating to food handling businesses, preparing our periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations. We are not aware of any new proposed probable governmental regulations that will have a material effect on our proposed operations.

Cost and effect of compliance with environmental laws

     There are no environmental laws that materially impact our business.

Research and development expenses

     We have not incurred any research and development expenses in the past, and we do not expect to incur any in the foreseeable future.

Number of employees

     Management has interviewed potential employees with prior work experience from other retail coffee store locations. We believe we will be able to attract experienced and competent labor to fill required positions at appropriate wage and expense levels.

     As of the date of this report, we have no full time employees. Our daily business affairs have been carried out by our two officers and directors who provide services on a part-time as needed basis. We anticipate having full-time employees once the specialty coffee store has been constructed and furnished, and that it will take approximately two or three full-time employees and approximately seven or eight part-time employees to properly staff the coffee store once it is completed.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal executive offices are located at 573 East 300 South, Salt Lake City, Utah 84102. Our telephone number at that location is (801) 531-1867. We pay rent of $1,000 per month for our office space to three of our principal shareholders, one of which, Patrick K. Hogle, is an officer and director of Twinview. Our office consists of one room with approximately 1,000 square feet and and access to other common areas which include the use of a fax machine, photocopy machine and conference room. The lease arrangement is on a month to month basis. The building in which our office is located is owned directly or indirectly by Patrick K. Hogle, Claire A. Singleton and RPII, Ltd., who are principal shareholders of Twinview.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any pending legal proceeding. Our property is not subject to any pending legal proceeding. To the best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against Twinview. No director, executive officer or affiliate of Twinview or owner of record or beneficially of more than five percent of Twinview's common stock is a party adverse to Twinview or has a material interest adverse to Twinview in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

     There has not been any established "public market" for shares of common stock of Twinview at any time during the last two fiscal years. We intend to apply for quotations of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. sometime during 2001. No assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" or "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the minimum one year "holding period" under Rule 144.

Holders

     The number of record holders of Twinview's common stock as of the date of this report is approximately 96.

Dividends

     Twinview has not declared any cash dividends with respect to our common stock or our preferred stock, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Twinview's ability to pay dividends on our securities, except for any applicable limitations under Delaware corporate law.

Recent sales of unregistered securities

      During the past three years, Twinview has sold shares of its common stock and/or its Series A preferred stock without registering them under the Securities Act of 1933;

      Twinview has engaged in two offerings of unregistered securities since its inception. The first private offering involved the sale of 375,000 shares of its common stock in connection with its organization. These shares were sold to the following persons:

a) 93,750 shares of common stock to Patrick K. Hogle which were subsequently transferred to Buckaroo, Ltd. (1)
b) 93,750 shares of common stock to John S. Girvan which were subsequently transferred to JGPG Ltd. (1)
c)      93,750 shares of common stock to Claire A. Singleton(1)
d)      93,750 shares of common stock to RP II, Ltd. (2)
______________

(1) Each of Messrs. Hogle, Girvan and Singleton paid $2,500 cash and contributed a 22.73% interest in architectural plans to Twinview as consideration for their shares of common stock in Twinview.
(2) RP II, Ltd. contributed a 31.81% interest in architectural plans to Twinview as consideration for its shares of common stock in Twinview.

In the first private offering, Twinview sold shares to persons who are accredited investors.

     In Twinview's second private offering, Twinview sold 275,000 shares of its Series A preferred stock to a total of 23 persons who paid $0.75 per share, or $206,250 total, in cash to Twinview, Inc.

     With respect to the sales made in the Series A preferred stock private placement, Twinview relied on Rule 506 of Federal Regulation D. No advertising or general solicitation was employed in offering the shares. The securities were sold to 18 accredited investors and 5 non-accredited investors. All non-accredited investors who purchased in the offering are sophisticated investors. Both accredited and non-accredited investors received a copy of Twinview's detailed private placement memorandum dated December 22, 1998. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by Twinview.

     In both private offerings, the securities were sold directly by Twinview through its officers and directors without the payment of any commissions or other offering compensation. No underwriters were engaged to sell the securities offered.

Use of proceeds of initial public offering

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

     Between May 12, 2000 and December 31, 2000, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     .  underwriting discounts and commissions                $0

     .  finders' fees                                         $0

     .  expenses paid to or for underwriters                  $0

     .  other expenses (legal, accounting and printing)       $9,281.73

            Total                                             $9,281.73
                                                              =========

All of these expenses were incurred to parties other than:

     . directors, officers, or general partners of Twinview or their associates;

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     .  to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and December 31, 2000 described above were $142,218.27. As of December 31, 2000, Twinview had used the actual net offering proceeds in the following manner:

     .   construction of plant                              $0

     .   building and facilities                            $0

     .   purchase and installation of machinery             $0
         and equipment

     .   purchase of real estate                            $0

     .   acquisition of other business(es)                  $0

     .   repayment of indebtedness                          $0

     .   working capital                                    $0

     .   temporary investments in insured                   $142,218.27
         bank accounts

All of these expenses were incurred to parties other than:

     . directors, officers, or general partners of Twinview or their associates;

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     .   to affiliates of Twinview.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     Twinview, a development stage company, was formed on November 5, 1998, to engage in the retail drive-through coffee business. Specifically, we intend to obtain a lease on real property in Salt Lake City, Utah, construct a building and develop the associated site location of our proposed retail drive-through coffee store per our architectural plans. Twinview, Inc. will then commence operation of the proposed business.

     We intend to offer our products in an efficient and timely manner to our customers. We intend to offer our customers quality, delicious products at fair and competitive prices. We intend to compete vigorously in the specialty coffee industry within the Salt Lake City area.

Plan of operation

     During the next 12 months, our plan of operation consists of the following:

     .   Acquire a lease on suitable property within the proposed site area;

     . Construct the proposed coffee house building and other related improvements on the site which is eventually selected;

     . Adequately furnish the coffee house building with equipment necessary to the business;

     .   Hire and train approximately nine or ten employees;

     .   Commence business operations; and

     .   Work towards making the business profitable.

We estimate it will cost between $150,000 and $220,000 to acquire a lease on an acceptable site, construct the proposed specialty coffee store building and purchase equipment and other personal property necessary to operate the store. Becoming profitable will also depend on additional factors, some of which are beyond our control.

    Our current cash is sufficient to allow us to implement our business plan described above. Depending on the total cost of implementing our business plan, our current cash should sustain operations for a minimum of 6 months, and perhaps as long as 12 months or longer. In the event that the total cost to implement the business plan described above is closer to $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no assurance that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

Management's discussion and analysis of financial condition and results of operations

     Not applicable since Twinview has not had revenues from operations in each of its last two fiscal years.

ITEM 7.  FINANCIAL STATEMENTS.

     The audited consolidated balance sheet of Twinview as of December 31, 2000 and the related audited consolidated statements of operations and cash flows for the years ended December 31, 2000 and 1999, the related audited consolidated statements of stockholders' equity for the period from inception through December 31, 2000, and the notes to the financial statements appear on the following pages.

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                               C O N T E N T S


Independent Auditors' Report............................................... 3

Consolidated Balance Sheet................................................. 4

Consolidated Statements of Operations...................................... 5

Consolidated Statements of Stockholders' Equity............................ 6

Consolidated Statements of Cash Flows.......................................7

Notes to the Consolidated Financial Statements............................. 8

                                      H
                                      J
                       -------------------------------
                           HJ & ASSOCIATES, L.L.C.
                       -------------------------------
                 CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS





INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Twinview, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Twinview, Inc. and Subsidiary (a development stage company) (the Company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on November 5, 1998 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Twinview, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, from inception on November 5, 1998 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 9, 2001


-----------------------------------------------------------------------------
       50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
             Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                          Consolidated Balance Sheet


                                    ASSETS

                                                               December 31,
                                                                   2000
                                                              ---------------
CURRENT ASSETS

  Cash                                                         $     210,277
                                                              ---------------


    Total Current Assets                                             210,277
                                                              ---------------

FIXED ASSETS (Note 4)                                                 19,127
                                                              ---------------

OTHER ASSETS (Note 7)                                                 18,750
                                                              ---------------

TOTAL ASSETS                                                  $      248,154
                                                              ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                            $       11,213
                                                              ---------------

Total Current Liabilities                                             11,213
                                                              ---------------
STOCKHOLDERS' EQUITY

Preferred stock; $0.0001 par value, 2,500,000
 shares authorized; 275,000 shares issued and outstanding                 28
Common stock; $0.0001 par value, 17,500,000
 shares authorized; 526,500 shares issued and outstanding                 53
Additional paid-in capital                                           370,718
Deficit accumulated during the development stage                    (133,908)
                                                              ---------------

Total Stockholders' Equity                                           236,891
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      248,154
                                                              ===============


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Operations

                                                                 From
                                                                 Inception on
                                                                 November 5,
                                         For the Years Ended     1998 Through
                                            December 31,         December 31,
                                            2000       1999      2000
                                      ------------- ------------ ------------

REVENUE                               $          -  $         -  $         -
                                      ------------- ------------ ------------
EXPENSES


  General and administrative                87,373       41,057      134,908
                                      ------------- ------------ ------------

    Total Expenses                          87,373       41,057      134,908
                                      ------------- ------------ ------------

OTHER INCOME

  Interest income                                -        1,000        1,000
                                      ------------- ------------ ------------

    Total Other Income                           -        1,000        1,000
                                      ------------- ------------ ------------

NET LOSS                              $    (87,373) $   (40,057) $  (133,908)
                                      ============= ============ ============

BASIC LOSS PER SHARE                  $      (0.20) $     (0.11)
                                      ============= ============
BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        428,833      375,000
                                      ============= ============



               The accompanying notes are an integral part of
                   these consolidated financial statements.

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity
         From Inception on November 5, 1998 through December 31, 2000

                                                                                       Deficit
                                                                                       Accumulated
                                                                          Additional   During the
                                 Preferred Stock        Common Stock      Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                    -  $       -           -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071
 per share                           -          -     106,626         12        7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                    -          -     268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -          -           -          -            -      (6,478)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1998           -          -     375,000         38       26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000         28           -          -      206,222           -


Stock offering costs                 -          -           -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                   -          -           -          -            -     (40,057)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1999     275,000         28     375,000         38      219,233     (46,535)

Common stock issued for
 cash at $1.00 per share             -          -     151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                   -          -           -          -            -     (87,373)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000     275,000  $      28     526,500  $      53  $   370,718  $ (133,908)
                             ========== ========== =========== ========== ============ ===========


The accompanying notes are an integral part of these consolidated financial statements.



                       TWINVIEW, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows


                                                                                    From
                                                                                    Inception on
                                                                                    November 5,
                                                            For the Years Ended     1998 Through
                                                               December 31,         December 31,
                                                             2000         1999      2000
                                                        ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $    (87,373) $    (40,057) $   (133,908)
  Changes in operating assets and  liabilities:
    Increase (decrease) in accounts payable                    6,701        (7,722)       11,263
                                                        ------------- ------------- -------------

      Net Cash Provided(Used) by Operating Activities        (80,672)      (47,779)     (122,645)
                                                        ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for other assets                                 (18,750)            -       (18,750)
                                                        ------------- ------------- -------------

      Net Cash Used by Investing Activities                  (18,750)            -       (18,750)
                                                        ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                             -        (3,348)      (13,578)
  Common and preferred stock issued for cash                 151,500       206,250       365,250
                                                        ------------- ------------- -------------

      Net Cash Provided by Financing Activities              151,500       202,902       351,672
                                                        ------------- ------------- -------------


NET INCREASE IN CASH                                          52,078       155,123       210,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               158,199         3,076             -
                                                        ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $    210,277  $    158,199  $    210,277
                                                        ============= ============= =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid For:

  Interest paid                                         $          -  $          -  $          -
  Income taxes paid                                     $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for property                      $          -  $          -  $     19,127



The accompanying notes are an integral part of these consolidated financial statements.

                                     7

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 1 - NATURE OF ORGANIZATION

         The consolidated financial statements presented are those of Twinview, Inc. and its wholly-owned subsidiary, Cafe' Detour, L.L.C. Collectively, they are referred herein as "the Company". The Company was organized under the laws of the State of Delaware on November 5, 1998. The Company was organized for the purpose of marketing beverage products. On November 25, 1998, the Company formed Cafe' Detour, L.L.C. as a wholly-owned subsidiary. Cafe' Detour will be the operating company for a coffeehouse when the construction is completed. As of December 31, 2000, Cafe' Detour, L.L.C. had not commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Accounting Method

         The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

         b.  Provision for Taxes

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $133,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

         Deferred tax assets (liabilities) are comprised of the following:

                                                       For the Years Ended
                                                           December 31,
                                                        2000          1999
                                                   ------------- -------------

      Income tax benefit at statutory rate         $     33,202  $     15,222
      Change in valuation allowance                     (33,202)      (15,222)
                                                   ------------- -------------

                                                   $          -  $          -
                                                   ============= =============


      The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                       For the Years Ended
                                                           December 31,
                                                        2000         1999
                                                   ------------- -------------

      Income tax benefit at statutory rate         $     50,885  $     17,683
      Change in valuation allowance                     (50,885)      (17,683)
                                                   ------------- -------------

                                                   $          -  $          -
                                                   ============= =============

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b.  Provision for Taxes (Continued)

         Under the Tax Reform Act of 1986, change in ownership provisions, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited in the future.

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

                                                   For the Year Ended
                                                   December 31, 2000
                                        --------------------------------------
                                            Loss        Shares     Per Share
                                         (Numerator) (Denominator)   Amount
                                        ------------ ------------ ------------

                                        $   (87,373) $   428,833  $     (0.20)
                                        ============ ============ ============


                                                   For the Year Ended
                                                   December 31, 2000
                                        --------------------------------------
                                            Loss        Shares      Per Share
                                         (Numerator) (Denominator)   Amount
                                        ------------ ------------ ------------

                                        $   (40,057)     375,000  $     (0.11)
                                        ============ ============ ============

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company recently completed an offering of its common stock, and now intends to build and operate a coffeehouse which management believes will provide a reliable source of revenues when completed.

NOTE 4 - FIXED ASSETS

         Fixed assets are made up of architectural plans to be used in the construction of a building and are recorded at cost. Major additions and improvements will be capitalized and minor repairs will be expensed when incurred. Depreciation will be computed using the straight-line method when construction of the building is complete.

NOTE 5 - STOCK TRANSACTIONS

         On June 21, 1999, the Company completed a private placement offering in which they issued 275,000 shares of its series A preferred stock at $0.75 per share. The costs incurred with the offering have been charged against the proceeds of the offering.

         In 2000, the Company sold 151,500 shares of its common stock at $1.00 per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2000 and 1999, the Company paid $22,802 and $27,302, respectively, as consideration for consulting services rendered by related parties.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999



NOTE 7 - OTHER ASSETS

      In June 2000, the Company purchased approximately 800 lbs. of brine shrimp eggs from a related party for $18,750. The Company plans to hold this commodity until the market price for brine shrimp eggs rises and a buyer can be found. Management believes the entire quantity will be sold within one year of its purchase. This asset has been recorded at its initial cost of $18,750.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None; not applicable.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of directors and executive officers

      The following table sets forth the names of all current directors and executive officers of Twinview, Inc. These persons will serve until the next annual meeting of the stockholders (to be held in May of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                       Date of        Date of
                      Positions        Election or    Termination
Name                  Held             Designation    or Resignation
--------------------- ---------------  -------------  ------------------
Patrick K. Hogle      President/           11/98           *
                      Director

John S. Girvan        Secretary/           11/98           *
                      Treasurer
                      Director


* These persons have served in the capacities indicated since Twinview's inception in November 1998. They are to serve until their respective successors are elected and qualify.

Business experience

     Patrick K. Hogle - President, and Director. Mr. Patrick K. Hogle, age 39, has served as the president and as a director of Twinview, Inc. since its inception in November 1998. Mr. Hogle has served as Vice President and a director of Electro Brain International Corp., a publicly held video game publisher, since March 1990. Mr. Hogle has been a co-manager and co-owner of JHCRPN, LLC, a privately held limited liability company actively involved in the brine shrimp egg industry since approximately January, 1995. Mr Hogle was a registered securities sales person from approximately 1983 until approximately January, 1991. Mr. Hogle has spent many years co-managing a family owned business of which he is part owner.

     John S. Girvan - Secretary/Treasurer and Director. Mr. Girvan, age 50, has served as Secretary, Treasurer and as a director of Twinview, Inc. since its inception in November 1998. Since approximately January 1995, Mr. Girvan has been a co-manager and co-owner of JHCRPN, LLC, a privately held limited liability company actively involved in the brine shrimp egg industry. Between 1973 and January 1995, Mr. Girvan worked in the commercial fishing industry in the northern Pacific Ocean and the Bering Sea as a captain and owner of fishing vessels. Mr. Girvan has spent most of his professional career in the finding and procurement of various natural resources, including wild Alaska seafood products and wild artemia salina: a brine shrimp cyst indigenous to the Great Salt Lake in Utah, used in the aquaculture industry world wide as a wild fish food product. Mr. Girvan also has a background in contracting and construction in the northwest United States. Mr. Girvan has been a self employed entrepreneur most of his adult life.

Significant employees

     Twinview has no present employees who are expected to make a significant contribution to our business other than the current officers and directors, Mr. Hogle and Mr. Girvan. It is expected that current members of management will be the only persons whose activities will be material to Twinview's operations, prior to the hiring of managers once the coffee store has been opened.

Family relationships

     There are no family relationships between any directors or executive officers of Twinview and/or the managers of its subsidiary company, either by blood or by marriage.

Involvement in certain legal proceedings

      During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of Twinview:

           (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

           (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

           (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

           (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) beneficial ownership reporting compliance

      Twinview, its executive officers and directors, and its principal shareholders are not yet subject to the stock beneficial ownership reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

Cash compensation

     The following table sets forth the aggregate compensation paid by Twinview for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                      Annual Compensation    Awards           Payouts
                      ---------------------  ------           -------------
(a)         (b)       (c)     (d)    (e)     (f)      (g)     (h)    (i)
                                                      Secur-
                                                      ities          All
Name and    Year or                  Other    Rest-   Under-   LTIP  Other
Principal   Period    Salary  Bonus  Annual   ricted  lying    Pay-  Compen-
Position    Ended       ($)    ($)   Compen-  Stock   Options  outs  sation
----------  --------  ------- ------ -------- ------- -------- ----- -------
Patrick
K. Hogle     12/31/98    0      0       0      0          0      0     0
President/   12/31/99   $6,650  0       0      0          0      0     0
Director     12/31/00   $3,000  0       0      0          0      0     0

John S.      12/31/98    0      0       0      0          0      0     0
Girvan       12/31/99   $9,000  0       0      0          0      0     0
Secretary/   12/31/00    0      0       0      0          0      0     0
Treasurer

     Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Twinview's management during the fiscal years ended December 31, 2000 and 1999. Further, no member of Twinview's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

     There are no present plans whereby Twinview will issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of directors

     Twinview has no arrangement for compensating its directors for their services as directors or for serving on any committees. However, directors may be compensated for services which they render as officers and/or as employees of Twinview.

Employment contracts and termination of employment and change-in-control arrangements

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from Twinview with respect to any executive officer of Twinview which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Twinview or its subsidiary, any change in control of Twinview or a change in the person's responsibilities following a change in control of Twinview.

     Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of Twinview's directors or executive officers is acting on behalf of or will act at the direction of any other person.

     Our officers are presently compensated at the rate of approximately $35.00 per hour for services rendered by them to Twinview. If and when they become full-time employees of Twinview they may be compensated with salaries that are competitive in the industry.

Compensation pursuant to plans; pension table

     There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

     We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other compensation

     We pay rent of $1,000 per month for office space to three of our principal shareholders, one of which, Mr. Hogle, is an officer and director of Twinview. Our office consists of one room with approximately 1,000 square feet and access to other common areas which include the use of a fax machine, photocopy machine and conference room. The lease arrangement is on a month to month basis. The building in which our office is located is owned directly or indirectly by Patrick K. Hogle, Claire A. Singleton and RP II, Ltd., who are principal shareholders of Twinview.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of management and certain beneficial owners

      As of March 30, 2001 there were 801,500 shares of Twinview's common stock issued and outstanding and 0 shares of Twinview's Series A preferred stock issued and outstanding, since all shares of Series A preferred stock are deemed to have been automatically converted to shares of common stock, on a 1 for 1 share basis, effective March 22, 2001. The following table sets forth, as of March 30, 2001, the common stock ownership of each person known by us to be the beneficial owner of 5% or more of Twinview's common stock. It also sets forth, as of March 30, 2001, the common stock ownership of each director and executive officer of Twinview, and all of our officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                         No. of Shares
                                         beneficially owned  Percent of Class
---------------------------------------- ------------------- ----------------
Patrick K. Hogle
220 Kearns Bldg.
Salt Lake City, Utah 84101                  93,750               11.7%

John S. Girvan
1494 East 3350 South
Salt Lake City, Utah 84106                  93,750               11.7%

Claire A. Singleton
573 East 300 South
Salt Lake City, Utah 84102                 111,750               13.9%

Ronald A. Johnson
573 East 300 South
Salt Lake City, Utah 84102                 108,000               13.5%

The 2 officers and
directors as a group                       187,500               23.4%


     The table reflect the conversion of all shares of Series A preferred stock of Twinview to shares of common stock on a 1 for 1 share basis effective March 22, 2001.

     The shares beneficially owned by Patrick K. Hogle are held of record by Buckaroo, Ltd., a Utah partnership principally owned by Patrick K. Hogle who is the general partner. Mr. Hogle's brothers own small minority interests in Buckaroo, Ltd.

     The shares beneficially owned by John S. Girvan are held of record by JGPG Ltd., a Utah partnership principally owned by John S. Girvan who is the general partner, and his son, Peter Girvan.

     Claire A. Singleton is the mother of Ronald A. Johnson. Mr. Johnson is the general partner and a principal partner of RP II, Ltd.

     A total of 107,750 shares of the 108,000 shares beneficially owned by Ronald A. Johnson are held of record by RP II, Ltd., a Utah partnership principally owned by Ronald A. Johnson who is the general partner, and his son, Parker Johnson. The remaining 250 shares are held of record by Mr. Johnson as custodian for his minor son, Parker Johnson. Ronald A. Johnson is the son of Claire A. Singleton.

     All common shares held by the officers, directors and principal shareholders listed above are "restricted or control securities" and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met. All of the shares held by the officers, directors and principal shareholders have satisfied the minimum one year holding period of Rule 144.

     Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

     Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in control

     There are no present arrangements or pledges of Twinview's securities, known to management, which may result in a change in control of Twinview.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with management and others

     There have been no transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which Twinview or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Twinview to own of record or beneficially more than five percent of Twinview's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Both of Twinview's current directors and executive officers, and certain principal shareholders acquired "unregistered" and "restricted" shares of Twinview's common stock in 1998. Mr. Hogle acquired 93,750 shares of common stock in 1998 for $2,500 cash and for contributing a 22.74% interest in certain architectural plans to be used by Twinview, and Mr. Girvan acquired 93,750 shares in 1998 for the same amount. Both of them subsequently transferred the shares to partnerships controlled by them. See the caption "Executive Compensation" of this report. In addition, Claire A. Singleton acquired 93,750 shares of common stock in 1998 for $2,500 cash and a contribution of a 22.73% interest in architectural plans to be used by Twinview, Inc, and RP II, Ltd. acquired 93,750 shares of common stock in 1998 for contributing a 31.8% interest in the same architectural plans. In 1999, Ms. Singleton acquired an additional 18,000 shares of Series A preferred stock for $13,500 cash and RP II, Ltd. acquired an additional 14,000 shares of Series A preferred stock for $10,500 cash.

Office rent

     We pay rent of $1,000 per month for office space to three of our principal shareholders, one of which, Mr. Hogle, is an officer and director of Twinview, Inc. Our office consists of approximately 1,000 square feet and access to other common areas which include the use of a fax machine, photocopy machine and conference room. The lease arrangement is on a month to month basis. The building in which our office is located is owned directly or indirectly by Patrick K. Hogle, Claire A. Singleton and RP II, Ltd., principal shareholders of Twinview, Inc.

Artemia investment

     In June, 2000, Twinview purchased approximately 800 pounds of finished artemia cysts from JHCRPN, LLC as a temporary investment for $18,750. JHCRPN, LLC is a limited liability company principally owned by Messrs. Hogle, Girvan, Ronald Johnson and Claire Singleton, which is engaged in the harvesting and sale of artemia cysts. Twinview expects to be able to resell the artemia cysts at a profit in the near future.

Parents of the issuer

     Twinview has no parents, except to the extent that Messrs. Hogle and Girvan may be deemed to be parents by virtue of their stock holdings. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this report.

Compensation

     During 1999 and 2000, Twinview paid consulting fees to two of its principal shareholders, Ronald A. Johnson and Claire Singleton. Mr. Johnson received consulting fees of approximately $6,650 in 1999 and $10,000 in 2000. Ms. Singleton received consulting fees of approximately $5,000 in 1999 and $9,300 in 2000. Additional compensation was paid to Twinview's officers and directors as disclosed under Executive Compensation.

Transactions with promoters

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which Twinview or its subsidiary was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit
Number      Description

 3.1        Certificate of Incorporation

 3.2        By-Laws

21.1        List of Subsidiaries of Twinview, Inc.

            * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

Reports on Form 8-K

     Twinview filed no reports on Form 8-K during the last quarter of the period covered by this report.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TWINVIEW, INC.



Date: April 10, 2001                By /s/ Patrick K. Hogle
                                      ----------------------------------
                                      Patrick K. Hogle, Director, President
                                      and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                        /s/ Patrick K. Hogle
Date: April 10, 2001                By
                                       ------------------------------------
                                       Patrick K. Hogle, Director, President
                                       and Chief Executive Officer


                                       /s/ John S. Girvan
Date: April 10, 2001                By
                                       -------------------------------------
                                       John S. Girvan, Director, and
                                       Secretary/Treasurer, Chief Financial
                                       and Accounting Officer

                          EXHIBIT INDEX

Exhibit                                                        Exhibit
Number            Description                                  Location
-----------       ----------------------------------           --------------

 3.1              Certificate of Incorporation                 Incorporated by
                                                               Reference from
                                                               Twinview's
                                                               registration
                                                               statement on
                                                               Form SB-2 filed
                                                               December 23,
                                                               1999

 3.2              By-Laws                                      Incorporated by
                                                               reference from
                                                               Twinview's
                                                               registration
                                                               statement on
                                                               Form SB-2 filed
                                                               December 23,
                                                               1999

21.1              List of Subsidiaries of Twinview, Inc.        37

                * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.