Form 10QSB
period 2001-03-31
TWINVIEW INC
filed 2001-05-04
CIK 1077168

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

Yes  X     No
    ----      ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                               Not applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of April 30, 2001, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding. All 275,000 shares of Twinview, Inc. Series A preferred stock issued and outstanding as of March 22, 2001 were automatically converted to shares of Twinview, Inc. common stock on a 1 for 1 share basis on that date.

      Transmit Small Business Disclosure Format (check one):

      Yes         No   X
          ----       ----


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of March 31, 2001 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and March 31, 2000, the unaudited related statements of stockholders' equity for the period from inception through March 31, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

      (a)      Plan of Operation.

      Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through March 31, 2001, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

Plan of operation

     During the next 12 months, our plan of operation consists of the following:

     .   Acquire a lease on suitable property within our proposed site area;

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

      Our current cash is sufficient to allow us to implement our business plan described above. Depending on the total cost of implementing our business plan, our current cash should sustain operations for a minimum of 6 months, and possibly as long as 12 months or longer. In the event that the total cost to implement the business plan described above is closer to $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no guarantee that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

      (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable since Twinview has no revenues from operations prior to March 31, 2001.

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

          Between May 12, 2000 and March 31, 2001, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

       . to persons owing 10% or more of any class of equity securities of Twinview; or

       .   to affiliates of Twinview.

      The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2000 described above were $142,218.27. As of March 31, 2001, Twinview had used the actual net offering proceeds in the following manner:

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended March 31, 2001.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TWINVIEW, INC.


Date: May 3, 2001      By: /s/ Patrick K. Hogle
                           -----------------------------------------------
                            Patrick K. Hogle
                            Director, President and Chief Executive Officer


Date: May 3, 2001      By: /s/ John S. Girvan
                            -----------------------------------------------
                            John S. Girvan
                            Director, Secretary/Treasurer, Chief Financial Officer and Chief Accounting Officer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS






                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                        RESTATED FINANCIAL STATEMENTS

                     March 31, 2001 and December 31, 2000

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                     March 31,   December 31,
                                                       2001         2000
                                                   ------------- -------------
                                                    (Unaudited)   (Restated)

CURRENT ASSETS

  Cash                                             $    215,341  $    210,277
  Accounts receivable - related party (Note 8)           10,825             -
                                                   ------------- -------------

    Total Current Assets                                226,166       210,277
                                                   ------------- -------------

FIXED ASSETS (Note 4)                                    19,127        19,127
                                                   ------------- -------------

OTHER ASSETS (Note 7)                                         -       18 ,750
                                                   ------------- -------------

    TOTAL ASSETS                                   $    245,293  $    248,154
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $      1,096  $      2,263
                                                   ------------- -------------

    Total Current Liabilities                             1,096         2,263
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized at
    $0.0001 par value; -0- and 275,000 shares
    issued and outstanding, respectively                      -            28
  Common stock, 17,500,000 shares authorized at
    $0.0001 par value, 801,500 and 526,500 shares
    issued and outstanding, respectively                     81            53
  Additional paid-in capital                            370,718       370,718
  Deficit accumulated during the development stage     (126,602)     (124,908)
                                                   ------------- -------------

    Total Stockholders' Equity                          244,197       245,891
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    245,293  $    248,154
                                                   ============= =============

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                                 From
                                                                 Inception on
                                                                 November 5,
                                     For the Three Months Ended  1998 to
                                              March 31,          March 31,
                                           2001       2000       2001
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -

EXPENSES

  General and administrative                5,594        29,931       131,502
                                     ------------- ------------- -------------

    Total Expenses                          5,594        29,931       131,502
                                     ------------- ------------- -------------
OTHER INCOME

  Gain on sale of asset                     3,900             -         3,900
  Interest income                               -             -         1,000
                                     ------------- ------------- -------------

    Total Other Income                      3,900             -         4,900
                                     ------------- ------------- -------------

NET LOSS                             $     (1,694) $    (29,931) $   (126,602)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.00) $      (0.08)
                                     ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING       550,425       375,000
                                     ============= =============

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
          From Inception on November 5, 1998 through March 31, 2001


                                                                                       Deficit
                                                                                       Accumulated
                                                                           Additional  During the
                                  Preferred Stock        Common Stock      Paid-In     Development
                                 Shares     Amount    Shares      Amount   Capital     Stage
                               ---------- ---------- ---------- ---------- ----------- ------------
Balance at inception on
 November 5, 1998                      -  $       -          -  $       -  $        -  $         -

Common stock issued for cash
 at approximately $0.071
 per share                             -          -    106,626         12       7,488            -

Common stock issued for
 property at approximately
 $0.071 per share                      -          -    268,374         26      19,101            -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                     -          -          -          -           -       (6,478)
                               ---------- ---------- ---------- ---------- ----------- ------------

Balance, December 31, 1998             -          -    375,000         38      26,589       (6,478)

Preferred stock issued for
 cash at $0.75 per share         275,000         28          -          -     206,222            -

Stock offering costs                   -          -          -          -     (13,578)           -

Net loss for the year ended
 December 31, 1999                     -          -          -          -           -      (40,057)
                               ---------- ---------- ---------- ---------- ----------- ------------

Balance, December 31, 1999       275,000         28    375,000         38     219,233      (46,535)

Common stock issued for
 cash at $1.00 per share               -          -    151,500         15     151,485            -

Net loss for the year ended
 December 31, 2000                     -          -          -          -           -      (87,373)
                               ---------- ---------- ---------- ---------- ----------- ------------
Balance, December 31, 2000,
 as previously reported          275,000         28    526,500         53     370,718     (133,908)

Correction of an error (Note 9)        -          -          -          -           -        9,000
                               ---------- ---------- ---------- ---------- ----------- ------------
Balance, December 31, 2000,
 restated                        275,000         28    526,500         53     370,718     (124,908)

Preferred shares converted
 to common shares on a
 one-for-one basis
 (unaudited)                    (275,000)       (28)   275,000         28           -            -

Net loss for the three
 months ended March 31,
 2001 (unaudited)                      -          -          -          -           -       (1,694)
                               ---------- ---------- ---------- ---------- ----------- ------------
Balance, March 31, 2001
 (unaudited)                           -  $       -    801,500  $      81  $  370,718  $  (126,602)
                               ========== ========== ========== ========== =========== ============


                       TWINVIEW, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                                    From
                                                                                    Inception on
                                                                                    November 5,
                                                        For the Three Months Ended  1998 to
                                                                  March 31,         March 31,
                                                              2001       2000       2001
                                                        ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $     (1,694) $    (29,931) $   (126,602)
  Gain on sale of assets                                      (3,900)            -        (3,900)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                (10,825)            -       (10,825)
   Increase (decrease) in accounts payable                    (1,167)       (3,061)        1,096
                                                        ------------- ------------- -------------

     Net Cash Used by Operating  Activities                  (17,586)      (32,992)     (140,231)
                                                        ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received on sale of other assets                       55,650             -        55,650
  Cash paid for other assets                                 (33,000)            -       (51,750)
                                                        ------------- ------------- -------------

    Net Cash Provided by Investing Activities                 22,650             -         3,900
                                                        ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                             -             -       (13,578)
  Common and preferred stock issued for cash                       -             -       365,250
                                                        ------------- ------------- -------------

    Net Cash Provided by Financing Activities                      -             -       351,672
                                                        ------------- ------------- -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               5,064       (32,992)      215,341

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             210,277       158,199             -
                                                        ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    215,341  $    125,207  $    215,341
                                                        ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                                $          -  $          -  $      1,400
  Cash paid for taxes                                   $          -  $          -  $          -

NON-CASH INVESTING ACTIVITIES

  Common stock issued for property                      $          -  $          -  $     19,127


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 - NATURE OF ORGANIZATION

         The consolidated financial statements presented are those of Twinview, Inc. and its wholly-owned subsidiary, Cafe' Detour, L.L.C. Collectively, they are referred herein as "the Company". The Company was organized under the laws of the State of Delaware on November 5, 1998. The Company was organized for the purpose of marketing beverage products. On November 25, 1998, the Company formed Cafe' Detour, L.L.C. as a wholly-owned subsidiary. Cafe' Detour will be the operating company for a coffeehouse when the construction is completed. As of March 31, 2000, Cafe' Detour, L.L.C. had not commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Accounting Method

         The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

         b.  Provision for Taxes

         At March 31, 2001, the Company had net operating loss carryforwards of approximately $126,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

         c.  Use of Estimates

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

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.  Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                                         March 31,
                                                ---------------------------
                                                     2000         1999
                                                ------------- -------------

         Numerator - loss                       $     (1,694) $    (29,931)

         Denominator - weighted average number
           of shares outstanding                     550,425       375,000
                                                ------------- -------------

         Loss per share                         $      (0.00) $      (0.08)
                                                ============= =============

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

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 5 - STOCK TRANSACTIONS

         On June 21, 1999, the Company completed a private placement offering in which it issued 275,000 shares of its series A preferred stock at $0.75 per share. The costs incurred with the offering have been charged against the proceeds of the offering.

         In 2000, the Company sold 151,500 shares of its common stock at $1.00 per share.

         During the first quarter of 2001, all of the Company's Series A preferred stock was converted into the Company's common stock, on a one share for one share basis. As of March 31, 2001, the Company had zero shares of preferred stock issued and outstanding, and 801,500 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2000 and 1999, the Company paid $22,802 and $27,302, respectively, as consideration for consulting services rendered by related parties.

NOTE 7 - OTHER ASSETS

         In June 2000, the Company purchased approximately 800 lbs. of brine shrimp eggs from a related party for $18,750. Additional brine shrimp eggs were purchased by the Company during 2001 totaling $33,000. During the first quarter of 2001, the entire investment was sold to a related party. (See Note
8).

NOTE 8 - ACCOUNTS RECEIVABLE - RELATED PARTY

         During the first quarter of 2001, the Company sold its entire investment in brine shrimp eggs to a related party for a total of $55,650 resulting in a gain of $3,900. As of March 31, 2001, $10,825 remained owing to the Company by the related party. The amount is non-interest bearing and considered to be fully collectible.

NOTE 9 - CORRECTION OF AN ERROR

         Subsequent to the original issuance of the December 31, 2000 consolidated financial statements, the Company determined that an accrual of $9,000 had been recorded as of December 31, 2000 in error resulting in an overstatement of accounts payable and expenses of $9,000. Correction of this error had the following effect on the previously reported net loss for the year ended December 31, 2000:

                                Originally      As
                                Reported        Restated        Difference
                                --------------  --------------  --------------
      Liabilities               $      11,263   $       2,263   $    (9,000)
      Net loss                  $     (87,373)  $     (78,373)  $     9,000
      Loss per share            $       (0.19)  $       (0.17)  $      0.02