Form 10QSB
period 2001-06-30
TWINVIEW INC
filed 2001-08-10
CIK 1077168

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

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

  (1) Yes  X   No                (2) Yes  X       No
         ----     ----                  -----       ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                               Not applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     As of August 7, 2001, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of June 30, 2001 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001 and June 30, 2000, the unaudited related statements of stockholders' equity for the period from inception through June 30, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

       (a)  Plan of Operation.

       Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through June 30, 2001, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

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

     Not applicable since Twinview has no revenues from operations prior to June 30, 2001.

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

          Between May 12, 2000 and June 30, 2001, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

          *    underwriting discounts and commissions      - $0
          *    finders' fees                               - $0
          *    expenses paid to or for underwriters        - $0
          *    other expenses (legal and printing)         - $9,281.73
                                                             ---------
                     Total                                 - $9,281.73

All of these expenses were incurred to parties other than:

          * directors, officers, or general partners of Twinview or their associates;

          * to persons owing 10% or more of any class of equity securities of Twinview; or

          *     to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2000 described above were $142,218.27. As of June 30, 2001, Twinview had used the actual net offering proceeds in the following manner:

          *      construction of plant       -   $0

          *      building and facilities     -   $0

          *      purchase and installation
                 of machinery and equipment  -   $0

          *      purchase of real estate     -   $0


          *      acquisition of other
                 business(es)                -   $0

          *      repayment of indebtedness   -   $0

          *      working capital             -   $0

          *      temporary investments in
                 insured bank accounts       -   $142,218.27


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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended June 30, 2001.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TWINVIEW, INC.


Date: August 9, 2001           By: /s/ Patrick K. Hogle
                                   --------------------------------------
                                   Patrick K. Hogle
                                   Director, President and Chief Executive
                                   Officer



Date: August 9, 2001           By: /s/ John s. Girvan
                                  ---------------------------------------
                                  John S. Girvan
                                  Director, Secretary/Treasurer, Chief
                                  Financial Officer and Chief Accounting
                                  Officer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS



                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 2001 and December 31, 2000

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                   June 30,     December 31,
                                                   2001         2000
                                                   ------------ ------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                             $   150,124  $   210,277
  Accounts receivable - related party                    6,144            -
                                                   ------------ ------------

    Total Current Assets                               156,268      210,277
                                                   ------------ ------------

FIXED ASSETS                                            19,127       19,127

OTHER ASSETS                                            48,500       18,750
                                                   ------------ ------------

    TOTAL ASSETS                                   $   223,895  $   248,154
                                                   ============ ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $     4,647  $     2,263
                                                   ------------ ------------

    Total Current Liabilities                            4,647        2,263
                                                   ------------ ------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized
    at $0.0001 par value; -0- and 275,000 shares
    issued and outstanding, respectively                     -           28
  Common stock: 17,500,000 shares authorized
    at $0.0001 par value, 801,500 and 526,500
    shares issued and  outstanding, respectively            81           53
  Additional paid-in capital                           370,718      370,718
  Deficit accumulated during the development stage    (151,551)    (124,908)
                                                   ------------ ------------
    Total Stockholders' Equity                         219,248      245,891
                                                   ------------ ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   223,895  $   248,154
                                                   ============ ============





            The accompanying notes are an integral part of these
                      consolidated financial statements.



                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                           From
                                          For the                      For the             Inception on
                                     Three Months Ended           Six Months Ended         November 5,
                                         June 30,                      June 30,            1998 Through
                                     2001           2000           2001          2000      June 30, 2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $           -

EXPENSES

  General and administrative          20,988         19,040         26,643         48,971        152,551
                               -------------- -------------- -------------- -------------- --------------

    Total Expenses                    20,988         19,040         26,643         48,971        152,551
                               -------------- -------------- -------------- -------------- --------------

LOSS FROM OPERATIONS                 (20,988)       (19,040)       (26,643)       (48,971)      (152,551)
                               -------------- -------------- -------------- -------------- --------------

OTHER INCOME

  Interest income                          -              -              -              -          1,000
                               -------------- -------------- -------------- -------------- --------------

    Total Other Income                     -              -              -              -          1,000
                               -------------- -------------- -------------- -------------- --------------

NET LOSS                       $     (20,988) $     (19,040) $     (26,643) $     (48,971) $    (151,551)
                               ============== ============== ============== ============== ==============

BASIC LOSS PER SHARE           $       (0.03) $       (0.04) $       (0.04) $       (0.09)
                               ============== ============== ============== ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  801,500        526,500        675,963        526,500
                               ============== ============== ============== ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
            From Inception on November 5, 1998 through June 30, 2001


                                                                                            Deficit
                                                                                            Accumulated
                                                                               Additional   During the
                                      Preferred Stock        Common Stock      Paid-In      Development
                                      Shares   Amount      Shares     Amount   Capital      Stage
                                   ---------- ---------- ---------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                          -  $       -          -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071 per share         -          -    106,626         12        7,488           -

Common stock issued for property
 at approximately $0.071 per share         -          -    268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                         -          -          -          -            -      (6,478)
                                   ---------- ---------- ---------- ---------- ------------ -----------

Balance, December 31, 1998                 -          -    375,000         38       26,589      (6,478)

Preferred stock issued for cash
 at $0.75 per share                  275,000         28          -          -      206,222           -

Stock offering costs                       -          -          -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                         -          -          -          -            -     (40,056)
                                   ---------- ---------- ---------- ---------- ------------ -----------

Balance, December 31, 1999           275,000         28    375,000         38      219,233     (46,534)

Common stock issued for
 cash at $1.00 per share                   -          -    151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                         -          -          -          -            -     (87,373)
                                   ---------- ---------- ---------- ---------- ------------ -----------

Balance, December 31, 2000           275,000         28    526,500         53      370,718    (133,908)

Correction of an error                     -          -          -          -            -       9,000
                                   ---------- ---------- ---------- ---------- ------------ -----------
Balance, December 31, 2000
 restated                            275,000         28    526,500         53      370,718    (124,908)

Preferred shares converted to
 common shares on a one-for-one
 basis (unaudited)                  (275,000)       (28)   275,000         28            -           -

Net loss for the six months ended
 June 30, 2001 (unaudited)                 -          -          -          -            -     (26,643)
                                   ---------- ---------- ---------- ---------- ------------ -----------

Balance, June 30, 2001 (unaudited)         -  $       -    801,500  $      81  $   370,718  $ (151,551)
                                   ========== ========== ========== ========== ============ ===========


                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           From
                                                                                           Inception on
                                                                        For the            November 5,
                                                                    Six Months Ended       1998 Through
                                                                        June 30,           June 30,
                                                                   2001          2000      2001
                                                               ------------- ------------- -------------
CASH FLOWS FROM OPERATING  ACTIVITIES

  Net loss                                                     $    (26,643) $    (48,971) $   (151,551)
  Changes in operating assets and  liabilities:
    Increase (decrease) in accounts payable                           2,384        (3,061)        4,647
    (Increase) in accounts receivable                                (6,144)            -        (6,144)
    Increase in prepaid expenses                                          -        (1,000)            -
                                                               ------------- ------------- -------------

      Net Cash Used by Operating Activities                         (30,403)      (53,032)     (153,048)
                                                               ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received on sale of other assets                              71,750             -        71,750
  Cash paid for other assets                                       (101,500)      (18,750)     (120,250)
                                                               ------------- ------------- -------------

      Net Cash Used by Investing Activities                         (29,750)      (18,750)      (48,500)
                                                               ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                                    -             -       (13,578)
  Common and preferred stock issued for cash                              -             -       365,250
                                                               ------------- ------------- -------------

      Net Cash Provided (Used) by Financing Activities                    -             -       351,672
                                                               ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                                     (60,153)      (71,782)      150,124

CASH AT BEGINNING OF PERIOD                                         210,277       158,199             -
                                                               ------------- ------------- -------------


CASH AT END OF PERIOD                                          $    150,124  $     86,417  $    150,124
                                                               ============= ============= =============

CASH PAID FOR:
  Interest                                                     $          -  $          -  $      1,400
  Income taxes                                                 $          -  $          -  $          -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

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

SEC\0314