Form 10QSB
period 2001-09-30
TWINVIEW INC
filed 2001-11-13
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

(1) Yes  X    No                (2) Yes  X     No
        ----    ----                   ----       ----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                         Not applicable.

               APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     As of November 8, 2001, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

      Yes       No   X
         ----      ----

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

    The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of September 30, 2001 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and September 30, 2000 and from inception through September 30, 2001, the unaudited related statements of stockholders' equity for the period from inception through September 30, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

    (a)    Plan of Operation.

    Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through September 30, 2001, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites. Twinview is evaluating when it should begin to implement the 12 month business plan described below.

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

    Twinview has loaned approximately $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is adequately secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and is due and payable in full on or before November 14, 2001. Twinview will likely extend the due date of the loan until December 31, 2001. Twinview has also made a temporary $ 65,348 investment in purchasing brine shrimp cysts from JHCRPN, LLC. Twinview expects to resell the brine shrimp cysts in the near future.

     Our current cash is not sufficient to allow us to implement our 12 month business plan described above. However, we expect the loan to JHCRPN, LLC to be repaid on or before December 31, 2001, which will allow us to pursue implementing our 12 month business plan at that time. We also expect to sell our brine shrimp cyst investment by approximately April 30, 2002. Depending on the total cost of implementing our business plan, the cash to be generated through the repayment of the loan to JHCRPN, LLC and from the sale of brine shrimp artemia cysts, should sustain operations for a minimum of 6 months, and possibly as long as 12 months or longer. In the event that the total cost to implement the business plan described above is near $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no guarantee that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

    (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Not applicable since Twinview has no revenues from operations prior to September 30, 2001.

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

    Between May 12, 2000 and September 30, 2001, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

    .    underwriting discounts and commissions      - $0
    .    finders' fees                               - $0
    .    expenses paid to or for underwriters        - $0
    .    other expenses (legal and printing)         - $9,281.73
            Total                                    - $9,281.73

All of these expenses were incurred to parties other than:

    . directors, officers, or general partners of Twinview or their associates;

    . to persons owing 10% or more of any class of equity securities of Twinview; or

    .    to affiliates of Twinview.

    The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2001 described above were $142,218.27. As of September 30, 2001, Twinview had used the actual net offering proceeds in the following manner:

    .    construction of plant                         $0

    .    building and facilities                       $0

    .    purchase and installation of machinery        $0
         and equipment

    .    purchase of real estate                       $0

    .    acquisition of other business(es)             $0

    .    repayment of indebtedness                     $0

    .    working capital                               $0

    .    temporary investments in secured              $142,218.27
         loan to JHCRPN, LLC and in the
         purchase of brine shrimp artemia cysts

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

          None.

         (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended September 30, 2001.

                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TWINVIEW, INC.



Date: November 12, 2001               By: /s/ Patrick K. Hogle
                                         ------------------------------------
                                         Patrick K. Hogle
                                         Director, President and Chief
                                         Executive Officer




Date: November 12, 2001               By: /s/ John S. Girvan
                                         -------------------------------------
                                         John S. Girvan
                                         Director, Secretary/Treasurer, Chief
                                         Financial Officer and Chief
                                         Accounting Officer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS









                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2001 and December 31, 2000

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                  September 30,  December 31,
                                                      2001           2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                            $      2,172  $    210,277
  Accounts receivable - related party                    6,144             -
                                                  ------------- -------------

    Total Current Assets                                 8,316       210,277
                                                  ------------- -------------

FIXED ASSETS                                            19,127        19,127

OTHER ASSETS

  Investment                                            65,348        18,750
  Note receivable - related party (Note 3)             130,867             -
                                                  ------------- -------------

    Total Other Assets                                 196,215        18,750
                                                  ------------- -------------

    TOTAL ASSETS                                  $    223,658  $    248,154
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $      6,191  $      2,263
                                                  ------------- -------------

    Total Current Liabilities                            6,191         2,263
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares
    authorized at $0.0001 par value;
    -0- and 275,000 shares issued and
    outstanding, respectively                                -            28
  Common stock: 17,500,000 shares
    authorized at $0.0001 par value,
    801,500 and 526,500 shares issued and
    outstanding, respectively                               81            53
  Additional paid-in capital                           370,718       370,718
  Deficit accumulated during the development stage    (153,332)     (124,908)
                                                  ------------- -------------

    Total Stockholders' Equity                         217,467       245,891
                                                  ------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    223,658  $    248,154
                                                  ============= =============

      The accompanying notes are an integral part of these consolidated financial statements.


                       TWINVIEW, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                                (Unaudited)

                                                                                       From
                                                                                       Inception on
                                       For the                       For the           November 5,
                                  Three Months Ended            Nine Months Ended      1998 Through
                                     September 30,                September 30,        September 30,
                                 2001           2000          2001           2000      2001
                            -------------- ------------- -------------- -------------- -------------
REVENUES                    $           -  $          -  $           -  $           -  $          -

EXPENSES

  General and
   administrative                   2,648        40,065         29,291         89,036       155,199
                            -------------- ------------- -------------- -------------- -------------

      Total Expenses                2,648        40,065         29,291         89,036       155,199
                            -------------- ------------- -------------- -------------- -------------

LOSS FROM OPERATIONS               (2,648)      (40,065)       (29,291)       (89,036)     (155,199)
                            -------------- ------------- -------------- -------------- -------------
OTHER INCOME

  Interest income                     867             -            867              -         1,867
                            -------------- ------------- -------------- -------------- -------------

      Total Other Income              867             -            867              -         1,867
                            -------------- ------------- -------------- -------------- -------------

NET LOSS                    $      (1,781) $    (40,065) $     (28,424) $     (89,036) $   (153,332)
                            ============== ============= ============== ============== =============

BASIC LOSS PER SHARE        $       (0.00) $      (0.08) $       (0.04) $       (0.22)
                            ============== ============= ============== ==============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               801,500       476,000        738,732        408,667
                            ============== ============= ============== ==============

The accompanying notes are an integral part of these consolidated financial statements.


                         TWINVIEW, INC. AND SUBSIDIARY
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
         From Inception on November 5, 1998 through September 30, 2001


                                                                                            Deficit
                                                                                            Accumulated
                                                                               Additional   During the
                                      Preferred Stock        Common Stock      Paid-In      Development
                                      Shares   Amount      Shares     Amount   Capital      Stage
                                   ---------- ---------- ---------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                          -  $       -          -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071 per share         -          -    106,626         12        7,488           -

Common stock issued for property
 at approximately $0.071 per share         -          -    268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                         -          -          -          -            -      (6,478)
                                   ---------- ---------- ---------- ---------- ------------ -----------

Balance, December 31, 1998                 -          -    375,000         38       26,589      (6,478)

Preferred stock issued for cash
 at $0.75 per share                  275,000         28          -          -      206,222           -

Stock offering costs                       -          -          -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                         -          -          -          -            -     (40,056)
                                   ---------- ---------- ---------- ---------- ------------ -----------

Balance, December 31, 1999           275,000         28    375,000         38      219,233     (46,534)

Common stock issued for
 cash at $1.00 per share                   -          -    151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                         -          -          -          -            -     (87,373)
                                   ---------- ---------- ---------- ---------- ------------ -----------

Balance, December 31, 2000           275,000         28    526,500         53      370,718    (133,908)

Correction of an error (Note 9)            -          -          -          -            -       9,000
                                   ---------- ---------- ---------- ---------- ------------ -----------
Balance, December 31, 2000
 restated                            275,000         28    526,500         53      370,718    (124,908)

Preferred shares converted to
 common shares on a one-for-one
 basis (unaudited)                  (275,000)       (28)   275,000         28            -           -

Net loss for the nine months ended
 September 30, 2001 (unaudited)            -          -          -          -            -     (28,424)
                                   ---------- ---------- ---------- ---------- ------------ -----------
Balance, September 30, 2001
 (unaudited)                               -  $       -    801,500  $      81  $   370,718  $ (153,332)
                                   ========== ========== ========== ========== ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.


                         TWINVIEW, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                       From
                                                                                       Inception on
                                                                      For the          November 5,
                                                                 Nine Months Ended     1998 Through
                                                                    September 30,      September 30,
                                                                 2001         2000     2001
                                                           ------------- ------------- ---------------
CASH FLOWS FROM OPERATING  ACTIVITIES

  Net loss                                                 $    (28,424) $    (89,036) $     (153,332)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                       3,928        (2,407)          6,191
    (Increase) in accounts receivable                            (6,144)            -          (6,144)
                                                           ------------- ------------- ---------------

       Net Cash Used by Operating Activities                    (30,640)      (91,443)       (153,285)
                                                           ------------- ------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid on note receivable                                 (130,000)            -        (130,000)
  Cash received on sale of other assets                          71,750             -          71,750
  Increase in interest receivable                                  (867)            -            (867)
  Cash paid for other assets                                   (118,348)      (18,750)       (137,098)
                                                           ------------- ------------- ---------------

       Net Cash Used by Investing Activities                   (177,465)      (18,750)       (196,215)
                                                           ------------- ------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                                -             -         (13,578)
  Common and preferred stock issued for cash                          -       151,500         365,250
                                                           ------------- ------------- ---------------

       Net Cash Provided (Used) by Financing Activities               -       151,500         351,672
                                                           ------------- ------------- ---------------

NET INCREASE (DECREASE) IN CASH                                (208,105)       41,307           2,172

CASH AT BEGINNING OF PERIOD                                     210,277       158,199               -
                                                           ------------- ------------- ---------------

CASH AT END OF PERIOD                                      $      2,172  $    199,506  $        2,172
                                                           ============= ============= ===============

CASH PAID FOR:

  Interest                                                 $          -  $          -  $        1,400
  Income taxes                                             $          -  $          -  $            -

The accompanying notes are an integral part of these consolidated financial statements.


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2001 and December 31, 2000


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


NOTE 3 - NOTE RECEIVABLE - RELATED PARTY

In August 2001, the Company executed a promissory note under which the Company loaned $130,000 to a related party. The note accrued interest at 8% per annum, and was due in full within 75 days of execution. As of September 30, 2001, no payments on the note had been received by the Company, and accrued interest on the note totaled $867.