Form 10KSB
period 2001-12-31
TWINVIEW INC
filed 2002-04-15
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

           For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to ____________

                  Commission File No. 333-93535


                          TWINVIEW, INC.
          ----------------------------------------------
          (Name of Small Business Issuer in its Charter)

       DELAWARE                                         87-0620802
-------------------------------                  --------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                        573 East 300 South
                    Salt Lake City, Utah 84102
            ------------------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 531-1867

                               N/A
                               ----
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None

Name of Each Exchange on Which Registered:                       None

Securities Registered under Section 12(g) of the Exchange Act:

                               None
                              ------
                         (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year ended December 31, 2001 - $0.

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

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                         Not Applicable.

             APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of April 5, 2002 there were 801,500 shares of the issuer's common stock issued and outstanding. This includes 275,000 shares of Series A preferred stock that were automatically converted to shares of common stock on a 1 for 1 basis on March 22, 2001.

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

     The following description of the Company's proposed business will not be implemented until the Company receives repayment of an existing loan made by the Company and until the Company sells an existing investment which it has in brine shrimp artemia cysts. As of December 31, 2001 the Company was not actively pursuing its business plan.

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

     Following is a list describing the number of stores of many of our competitors located within or near our proposed site search area:

                   GREATER SALT LAKE AREA   WITHIN FIVE     DRIVE-
NAME                  NUMBER OF STORES         MILES        THROUGH
-----------           ----------------         -----        -------

Bad Ass Coffee                2                  1           YES (1)
 Company

Beans and Brew                4                  2           NO

Cafe Espresso                 2                  1           YES (2)

Java Hut                      3                  1           YES (3)

Millcreek Coffee              3                  1           NO
 Roasters

Squirrel Brothers             1                  1           YES (1)

Salt Lake Roasting            1                  1           NO
 Company

Starbucks  Coffee             4                  2           NO
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


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

     There has not been any established "public market" for shares of common stock of Twinview at any time during the last two fiscal years. We intend to apply for quotations of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. sometime during 2002. No assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of

"unregistered" or "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the minimum one year "holding period" under Rule 144.

Holders

     The number of record holders of Twinview's common stock as of April 5, 2002 is approximately 93.

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

     Twinview has engaged in two offerings of unregistered securities since its inception on November 5, 1998. The first private offering involved the sale of 375,000 shares of its common stock in connection with its organization. These shares were sold to the following persons:

a) 93,750 shares of common stock to Patrick K. Hogle which were subsequently transferred to Buckaroo, Ltd. (1)
b) 93,750 shares of common stock to John S. Girvan which were subsequently transferred to JGPG Ltd. (1)
c)   93,750 shares of common stock to Claire A. Singleton(1)
d)   93,750 shares of common stock to RP II, Ltd. (2)

-----------
(1) Each of Messrs. Hogle, Girvan and Singleton paid $2,500 cash and contributed a 22.73% interest in architectural plans to Twinview as consideration for their shares of common stock in Twinview.

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

     Between May 12, 2000 and December 31, 2001, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     .  to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and December 31, 2001 described above were $142,218.27. As of December 31, 2001, Twinview had used the actual net offering proceeds in the following manner:

     .  construction of plant                           $0

     .  building and facilities                         $0

     .  purchase and installation of machinery          $0
        and equipment

     .  purchase of real estate                         $0

     .  acquisition of other business(es)               $0

     .  repayment of indebtedness                       $0

     .  working capital                                 $0

     .  temporary investment in loan to                 $130,000.00
        JHCRPN, LLC, a related party

     .  temporary investment in brine                   $ 12,218.27
        shrimp artemia purchased from
        JHCRPN, LLC, a related party

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

     On August 29, 2001 Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and was originally due and payable in full on or before November 14, 2001.
The loan was extended on November 14, 2001, and is now due and payable on demand. Twinview has also made a temporary $66,500 investment in purchasing brine shrimp artemia cysts from JHCRPN, LLC. Twinview expects to resell the brine shrimp artemia cysts in the near future.

     Our current cash is not sufficient to allow us to implement our 12 month business plan described above. However, we expect the loan to JHCRPN, LLC to be repaid on or before December 31, 2002, which will allow us to begin pursuing implementing our 12 month business plan at that time. We expect to sell our brine shrimp cyst investment by approximately June 30, 2002. Depending on the total cost of implementing our business plan, the cash to be generated through the repayment of the loan to JHCRPN, LLC and from the sale of brine shrimp artemia cysts, should sustain operations for a minimum of 6 months, and possibly as long as 12 months or longer. In the event that the total cost to implement the business plan described above is near $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no assurance that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

      Because we do not have an established source of revenues sufficient to cover our operating costs, our auditors have included a "going concern" footnote to our financial statements.

Management's discussion and analysis of financial condition and results of operations

     Not applicable since Twinview has not had revenues from operations in each of its last two fiscal years.

ITEM 7.  FINANCIAL STATEMENTS.

     The audited consolidated balance sheet of Twinview as of December 31, 2001 and the related audited consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000, and from inception on November 5, 1998 through December 31, 2001, the related audited consolidated statements of stockholders' equity for the period from inception on November 5, 1998 through December 31, 2001, and the notes to the financial statements appear on the following pages.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001






                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . 18

Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . .19

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . 20

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . 21

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . 22

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . .24

                                H
                                J
                 -------------------------------
                     HJ & ASSOCIATES, L.L.C.
                 -------------------------------
           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS





                   INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Twinview, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Twinview, Inc. and Subsidiary (a development stage company) (the Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, and 2000, and from inception, on November 5, 1998, through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Twinview, Inc. and Subsidiary (a development stage company) as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, and 2000, and from inception, on November 5, 1998, through December 31, 2001, in conformity with auditing standards generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 10, 2002



-----------------------------------------------------------------------------
 50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS
                              ------

                                                             December 31,
                                                                 2001
                                                            -------------
CURRENT ASSETS

  Cash                                                      $      1,897
  Note receivable - related party (Note 6)                       133,516
                                                            -------------

     Total Current Assets                                        135,413
                                                            -------------

OTHER ASSETS (Note 7)                                             66,500
                                                            -------------

     TOTAL ASSETS                                           $    201,913
                                                            =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------


CURRENT LIABILITIES

  Accounts payable                                          $      4,651
  Accounts payable - related party (Note 6)                       14,078
                                                            -------------

     Total Current Liabilities                                    18,729
                                                            -------------
STOCKHOLDERS' EQUITY

  Preferred stock; $0.0001 par value, 2,500,000
   shares authorized; 0 shares issued and outstanding                  -
  Common stock; $0.0001 par value, 17,500,000 shares
   authorized; 801,500 shares issued and outstanding                  81
  Additional paid-in capital                                     370,718
  Deficit accumulated during the development stage              (187,615)
                                                            -------------

     Total Stockholders' Equity                                  183,184
                                                            -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    201,913
                                                            =============






      The accompanying notes are an integral part of these consolidated financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                                   From
                                                               Inception on
                                                                November 5,
                                        For the Years Ended    1998 Through
                                            December 31,        December 31,
                                         2001         2000          2001
                                    ------------- ------------- -------------

REVENUE                             $          -  $          -  $          -
                                    ------------- ------------- -------------

EXPENSES

  General and administrative              38,096        87,373       173,004
  Loss on impairment of assets
   (Note 4)                               19,127             -        19,127
                                    ------------- ------------- -------------

     Total Expenses                       57,223        87,373       192,131
                                    ------------- ------------- -------------

LOSS FROM OPERATIONS                     (57,223)      (87,373)     (192,231)
                                    ------------- ------------- -------------
OTHER INCOME

  Interest income                          3,516             -         4,516
                                    ------------- ------------- -------------

     Total Other Income                    3,516             -         4,516
                                    ------------- ------------- -------------

NET LOSS                            $    (53,707) $    (87,373) $   (187,615)
                                    ============= ============= =============

BASIC LOSS PER SHARE                $      (0.07) $      (0.20)
                                    ============= =============
BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   740,473       428,833
                                    ============= =============






       The accompanying notes are an integral part of these consolidated financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
   From Inception on November 5, 1998 through December 31, 2001


                                                                                       Deficit
                                                                                       Accumulated
                                                                          Additional   During the
                                 Preferred Stock        Common Stock      Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                    -  $       -           -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071
 per share                           -          -     106,626         12        7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                    -          -     268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -          -           -          -            -      (6,478)
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance, December 31, 1998           -          -     375,000         38       26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000         28           -          -      206,222           -

Stock offering costs                 -          -           -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                   -          -           -          -            -     (40,057)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1999     275,000         28     375,000         38      219,233     (46,535)

Common stock issued for
 cash at $1.00 per share             -          -     151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                   -          -           -          -            -     (87,373)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000     275,000         28     526,500         53      370,718    (133,908)

Preferred shares converted
 to common stock on a
 one-to-one basis on          (275,000)       (28)    275,000         28            -           -

Net loss for the year ended
 December 31, 2001                   -          -           -          -            -     (53,707)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2001           -  $       -     801,500  $      81  $   370,718  $ (187,615)
                             ========== ========== =========== ========== ============ ===========







The accompanying notes are an integral part of these consolidated financial statement.

                                    21


                       TWINVIEW, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows

                                                                              From
                                                                           Inception on
                                                                            November 5,
                                                    For the Years Ended    1998 Through
                                                       December 31,        December 31,
                                                   2001          2000          2001
                                               ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $    (53,707) $    (87,373) $   (187,615)
 Adjustments to reconcile net (loss) to net
  cash used by operating activities:
   Loss on impairment of assets                      19,127             -        19,127
 Changes in operating assets and  liabilities:
   Increase (decrease) in accounts payable           (6,612)        6,701         4,651
   Increase in accrued interest receivable           (3,516)            -        (3,516)
   Increase in accounts payable - related party      14,078             -        14,078
                                               ------------- ------------- -------------

     Net Cash (Used) by Operating Activities        (30,630)      (80,672)     (153,275)
                                               ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for other assets                        (47,750)      (18,750)      (66,500)
  Cash paid for note receivable - related party    (130,000)            -      (130,000)
                                               ------------- ------------- -------------

     Net Cash Used by Investing Activities         (177,750)      (18,750)     (196,500)
                                               ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                    -             -       (13,578)
  Common and preferred stock issued for cash              -       151,500       365,250
                                               ------------- ------------- -------------

     Net Cash Provided by Financing Activities            -       151,500       351,672
                                               ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                    (208,380)       52,078         1,897

CASH AT BEGINNING OF YEAR                           210,277       158,199             -
                                               ------------- ------------- -------------

CASH AT END OF YEAR                            $      1,897  $    210,277  $      1,897
                                               ============= ============= =============





The accompanying notes are an integral part of these consolidated financial statements.

                                    22

                       TWINVIEW, INC. AND SUBSIDIARY
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid For:

  Interest paid                                $          -  $          -  $          -
  Income taxes paid                            $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for property             $          -  $          -  $     19,127
  Common stock issued for conversion of
   preferred stock                             $         28  $          -  $          -






The accompanying notes are an integral part of these consolidated financial statements.

                                    23

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - NATURE OF ORGANIZATION

The consolidated financial statements presented are those of Twinview, Inc. and its wholly-owned subsidiary, Cafe Detour, L.L.C. Collectively, they are referred herein as "the Company". The Company was organized under the laws of the State of Delaware on November 5, 1998. The Company was organized for the purpose of marketing beverage products. On November 25, 1998, the Company formed Cafe Detour, L.L.C. as a wholly-owned subsidiary. Cafe Detour, L.L.C. will be the operating company for a coffeehouse when a plot of land has been purchased and construction is completed. As of December 31, 2001, Cafe Detour, L.L.C. had not commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     b.  Provision for Taxes

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $168,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     Deferred tax assets (liabilities) are comprised of the following:

                                                     For the Years Ended
                                                         December 31,
                                                     2001           2000
                                                  ------------- -------------

     Income tax benefit at statutory rate         $     13,140  $     33,202
     Change in valuation allowance                     (13,140)      (33,202)
                                                  ------------- -------------

                                                  $          -  $          -
                                                  ============= =============

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                     For the Years Ended
                                                          December 31,
                                                       2001         2000
                                                  ------------- -------------
     Income tax benefit at statutory rate         $     64,025  $     50,885
     Change in valuation allowance                     (64,025)      (50,885)
                                                  ------------- -------------

                                                  $          -  $          -
                                                  ============= =============

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


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

     e.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. The Company's preferred shares have been excluded from the basic net loss per share calculation for the year ended December 31, 2000, as they are antidilutive.


                                                     For the Years Ended
                                                         December 31,
                                                       2001         2000
                                                  ------------- -------------
     Loss (Numerator)                             $    (53,707) $    (87,373)
     Weighted average shares
      outstanding (Denominator)                        740,473       428,833
                                                  ------------- -------------

     Per Share Amount                             $      (0.07) $      (0.20)
                                                  ============= =============

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.  Principles of Consolidation

     The accompanying consolidated financial statements include those of Twinview, Inc. and its wholly-owned subsidiary, Cafe Detour, L.L.C. All significant intercompany accounts and transactions have been eliminated.

     g.  Revenue Recognition

     The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

     h.  Change in Accounting Principle

     During the year ended December 31, 2001, the Company adopted the provisions of FASB Statement No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)," FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." The effect of these adopted provisions on the Company's consolidated financial statements was not significant.

NOTE 3 - GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to continue investing in brine-shrimp eggs, such that it may generate enough cash to allow the Company to commence the construction of a coffeehouse.

NOTE 4 - LOSS ON IMPAIRMENT OF ASSETS

     During the year ended December 31, 2001, the company recorded a loss on impairment of assets of $19,127, related to architectural plans that were to be used in the construction of a building. The architectural plans were considered impaired when the Company determined that it does not have the immediate ability to begin construction on the building in the foreseeable future. The plans had been originally recorded at a cost of $19,127. As of December 31, 2001 the plans have no recorded value in the accompanying consolidated financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 5 - STOCK TRANSACTIONS

     On March 22, 2001, the Company converted 275,000 shares of preferred stock into 275,000 shares of common stock. This conversion was pursuant to the March 22, 1999, preferred stock designation which mandated automatic conversion twenty-four months from issuance.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2001, the Company paid $130,000 to a related party in exchange for a note receivable. The note is due upon demand and accrues interest at 8.0%. As of December 31, 2001, accrued interest on this note totaled $3,516.

     At December 31, 2001, the Company was indebted to a related party in the amount of $14,078. The amount is to be repaid upon demand.

     During the year ended December 31, 2000, the Company paid $22,802 as consideration for consulting services rendered by related parties.

NOTE 7 - OTHER ASSETS

     At December 31, 2001, the Company held an investment in brine-shrimp eggs ("artemia") of $66,500. The Company plans to hold this commodity until the market price for artemia rises and a buyer can be found. Management believes the entire quantity will be sold within the next twelve months. The asset has been recorded at the lower of cost or market.

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

                                           Date of         Date of
                      Positions          Election or     Termination
Name                     Held            Designation    or Resignation
------------------   --------------   ---------------   --------------
Patrick K. Hogle     President/             11/98            *
                     Director

John S. Girvan       Secretary/             11/98            *
                     Treasurer
                     Director

* These persons have served in the capacities indicated since Twinview's inception in November 1998. They are to serve until their respective successors are elected and qualify.

Business experience

     Patrick K. Hogle - President, and Director. Mr. Patrick K. Hogle, age 40, has served as the president and as a director of Twinview, Inc. since its inception in November 1998. Mr. Hogle has served as Vice President and a director of Electro Brain International Corp., a publicly held video game publisher, since March 1990. Mr. Hogle has been a co-manager and co-owner of JHCRPN, LLC, a privately held limited liability company actively involved in the brine shrimp egg industry since approximately January, 1995. Mr Hogle was a registered securities sales person from approximately 1983 until approximately January, 1991. Mr. Hogle has spent many years co-managing a family owned business of which he is part owner.

     John S. Girvan - Secretary/Treasurer and Director. Mr. Girvan, age 51, has served as Secretary, Treasurer and as a director of Twinview, Inc. since its inception in November 1998. Since approximately January 1995, Mr. Girvan has been a co-manager and co-owner of JHCRPN, LLC, a privately held limited liability company actively involved in the brine shrimp egg industry. Between 1973 and January 1995, Mr. Girvan worked in the commercial fishing industry in the northern Pacific Ocean and the Bering Sea as a captain and owner of fishing vessels. Mr. Girvan has spent most of his professional career in the finding and procurement of various natural resources, including wild Alaska seafood products and wild artemia salina: a brine shrimp cyst indigenous to the Great Salt Lake in Utah, used in the aquaculture industry world wide as a wild fish food product. Mr. Girvan also has a background in contracting and construction in the northwest United States. Mr. Girvan has been a self employed entrepreneur most of his adult life.

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

ITEM 10. EXECUTIVE COMPENSATION.

Cash compensation

      The following table sets forth the aggregate compensation paid by Twinview for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE

                            Annual            Long Term Compensation
                        --------------------- ------------------------
                        Annual Compensation   Awards          Payouts
                        --------------------- ------------------------ -------

(a)          (b)       (c)     (d)   (e)      (f)      (g)      (h)    (i)
                                                       Secur-
                                      Other            ities           All
Name and     Year or                  Annual   Rest-   Under-   LTIP   Other
Principal    Period    Salary  Bonus  Compen-  ricted  lying    Pay-   Compen-
Position     Ended     ($)     ($)    sation   Stock   Options  outs   sation
------------------------------------------------------------------------------
K. Hogle     12/31/99  $6,650   0     0         0       0       0      0
President/   12/31/00  $7,000   0     0         0       0       0      0
Director     12/31/01  $    0   0     0         0       0       0      0

John S.      12/31/99  $9,000   0     0         0        0      0      0
Girvan       12/31/00  $    0   0     0         0        0      0      0
Secretary/   12/31/01  $    0   0     0         0        0      0      0
Treasurer

     Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Twinview's management during the fiscal years ended December 31, 2001 and 2000. Further, no member of Twinview's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of management and certain beneficial owners

     As of April 5, 2002 there were 801,500 shares of Twinview's common stock issued and outstanding and 0 shares of Twinview's Series A preferred stock issued and outstanding, since all shares of Series A preferred stock are deemed to have been automatically converted to shares of common stock, on a 1 for 1 share basis, effective March 22, 2001. The following table sets forth, as of April 5, 2002, the common stock ownership of each person known by us to be the beneficial owner of 5% or more of Twinview's common stock. It also sets forth, as of April 5, 2002, the common stock ownership of each director and executive officer of Twinview, and all of our officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                     No. of Shares
                                     beneficially owned   Percent of Class
------------------------------------------------------------------------------
Patrick K. Hogle
220 Kearns Bldg.
Salt Lake City, Utah 84101              93,750               11.7%

John S. Girvan
1494 East 3350 South
Salt Lake City, Utah 84106              93,750               11.7%

Claire A. Singleton
573 East 300 South
Salt Lake City, Utah 84102             111,750               13.9%

Ronald A. Johnson
573 East 300 South
Salt Lake City, Utah 84102             108,000               13.5%

Ayyoob Abbaszadeh IRA
American Pension Services
11027 South State Street
Sandy, Utah 84070                       46,000                5.7%

The 2 officers and
directors as a group                   187,500               23.4%

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

Loan to related party

     On August 29, 2001 Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. JHCRPN, LLC is a limited liability company principally owned by Messrs. Hogle, Girvan, Ronald Johnson and Claire Singleton. The loan provides for interest at the rate of 8.0% per annum, is secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and was originally due and payable in full on or before November 14, 2001. The loan was extended on November 14, 2001, and is now due and payable on demand. As of December 31, 2001, the Company had not made a demand for payment on the note, and the Company has no immediate plans to demand payment.

Artemia investment

     Twinview has also made a temporary $66,500 investment in purchasing brine shrimp artemia cysts from JHCRPN, LLC. Twinview expects to resell the brine shrimp artemia cysts in the near future.

Amount owed to JHCRPN, LLC

     From time to time, JHCRPN, LLC will pay expenses such as rent, utilities, telephone charges, etc. for or on behalf of Twinview. As of December 31, 2001, Twinview owed JHCRPN, LLC $14,078 for expenses advanced on its behalf. This amount is due upon demand.

Compensation

     During 1999 and 2000, Twinview paid consulting fees to two of its principal shareholders, Ronald A. Johnson and Claire Singleton. Mr. Johnson received consulting fees of approximately $6,650 in 1999 and $10,000 in 2000. Ms. Singleton received consulting fees of approximately $5,000 in 1999, and $9,300 in 2000. Compensation paid to Twinview's officers and directors is disclosed under Executive Compensation.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit
Number            Description
---------         -----------
 3.1              Certificate of Incorporation

 3.2              By-Laws

10.1              Promissory Note dated November 14, 2001

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

                                TWINVIEW, INC.

                                   /s/ Patrick K. Hogle
Date: April 12, 2002            By __________________________________________
                                   Patrick K. Hogle, Director, President
                                   and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ Patrick K. Hogle
Date: April 12, 2002            By ___________________________________________
                                   Patrick K. Hogle, Director, President
                                   and Chief Executive Officer



                                    /S/ John S. Girvan
Date: April 12, 2002            By ___________________________________________
                                   John S. Girvan, Director, and
                                   Secretary/Treasurer, Chief Financial
                                   and Accounting Officer

                          EXHIBIT INDEX

Exhibit                                           Exhibit
Number    Description                             Location
-------   -----------                             ---------

 3.1    Certificate of Incorporation              Incorporated by reference
                                                  from Twinview's regis-
                                                  tration statement on Form
                                                  SB-2 filed December 23, 1999

 3.2    By-Laws                                   Incorporated by reference
                                                  from Twinview's
                                                  registration statement on
                                                  Form SB-2 filed December 23,
                                                  1999

10.1    Promissory Note dated November 14, 2001   Included herein

21.1    List of Subsidiaries of Twinview, Inc.    Incorporated by Reference
                                                  from Twinview's Form 10-KSB
                                                  for the year ended 12/31/00
                                                  filed April 13, 2001

          * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.