Form 10QSB
period 2002-03-31
TWINVIEW INC
filed 2002-05-13
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

As of May 10, 2002, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]       No [X]


                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of March 31, 2002 and the related audited consolidated balance sheet as of December 31, 2001, the unaudited related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001, the unaudited related statements of stockholders' equity for the period from inception through March 31, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading, and to present fairly the financial position of Twinview, Inc. consolidated with Cafe Detour, LLC, its wholly owned subsidiary. The names "Twinview," "we", "our" and "us" used in this report refer to Twinview, Inc.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation.

     Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through March 31, 2002, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites. Twinview is evaluating when it should begin to implement the 12 month business plan described below.

Plan of operation

     During the next 12 months, our plan of operation consists of the following:

     o     Acquire a lease on suitable property within our proposed site area;

     o Construct the proposed coffee house building and other related improvements on the site which is eventually selected;

     o Adequately furnish the coffee house building with equipment necessary to the business;

     o     Hire and train approximately nine or ten employees;

     o     Commence business operations; and

     o     Work towards making the business profitable.

We estimate it will cost between $150,000 and $220,000 to acquire a lease on an acceptable site, construct the proposed specialty coffee store building and purchase equipment and other personal property necessary to operate the store. Becoming profitable will also depend on additional factors, some of which are beyond our control.

     On August 29, 2001, Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is adequately secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and is due and payable in full on demand. Twinview has also made a temporary $64,676 investment in purchasing brine shrimp cysts from JHCRPN, LLC. Twinview expects to resell the brine shrimp cysts in the near future.

     Our current cash is not sufficient to allow us to implement our 12 month business plan described above. However, we expect the loan to JHCRPN, LLC to be repaid in the near future, which will allow us to pursue implementing our 12 month business plan at that time. We also expect to sell our brine shrimp cyst investment by approximately December 31, 2002. Depending on the total cost of implementing our business plan, the cash to be generated through the repayment of the loan to JHCRPN, LLC and from the sale of brine shrimp artemia cysts, should sustain operations for a minimum of 6 months, and possibly as long as 12 months or longer. In the event that the total cost to implement the business plan described above is near $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no guarantee that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable since Twinview has no revenues from operations prior to March 31, 2002.

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

          Between May 12, 2000 and March 31, 2001, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     .    underwriting discounts and commissions                 $       0

     .    finders' fees                                          $       0

     .    expenses paid to or for underwriters                   $       0

     .    other expenses (legal, accounting and printing)        $9,281.73
                                                                 ---------
                                   Total                         $9,281.73
                                                                 =========

All of these expenses were incurred to parties other than:

     . directors, officers, or general partners of Twinview or their associates;

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     .    to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2000 described above were $142,218.27. As of March 31, 2002, Twinview had used the actual net offering proceeds in the following manner:

      .    construction of plant                       $        0

      .    building and facilities                     $        0

      .    purchase and installation of machinery      $        0
           and equipment

      .    purchase of real estate                     $        0

      .    acquisition of other business(es)           $        0

      .    repayment of indebtedness                   $        0

      .    working capital                             $        0

      .    temporary investments in secured            $   142,218.27
           loan to JHCRPN, LLC and in the
           purchase of brine shrimp artemia cysts

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended March 31, 2002.





                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TWINVIEW, INC.

Date: May 10, 2001         By: /s/ Patrick K. Hogle
                              --------------------------------------
                              Patrick K. Hogle
                              Director, President and Chief
                              Executive Officer



Date: May 10, 2001         By: /s/ John S. Girvan
                              --------------------------------------
                              John S. Girvan
                              Director, Secretary/Treasurer, Chief
                              Financial Officer and Chief Accounting
                              Officer




                           APPENDIX "A"
                       FINANCIAL STATEMENTS

















                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2002 and December 31, 2001

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                      March 31,   December 31,
                                                         2002         2001
                                                    ------------- ------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash                                              $      1,764  $     1,897
  Accounts receivable - related party                    136,186      133,516
                                                    ------------- ------------

     Total Current Assets                                137,950      135,413
                                                    ------------- ------------

OTHER ASSETS                                              64,676       66,500
                                                    ------------- ------------

     TOTAL ASSETS                                   $    202,626  $   201,913
                                                    ============= ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $      3,120  $     4,651
  Accounts payable - related                              16,078       14,078
                                                    ------------- ------------

     Total Current Liabilities                            19,198       18,729
                                                    ------------- ------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized
   at $0.0001 par value; -0- shares issued
   and outstanding                                             -            -
  Common stock, 17,500,000 shares authorized
   at $0.0001 par value; 801,500 shares issued
   and outstanding                                            81           81
  Additional paid-in capital                             370,718      370,718
  Deficit accumulated during the development stage      (187,371)    (187,615)
                                                    ------------- ------------

     Total Stockholders' Equity                          183,428      183,184
                                                    ------------- ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    202,626  $   201,913
                                                    ============= ============




The accompanying notes are an integral part of these financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                  From
                                                               Inception on
                                                                November 5,
                                   For the Three Months Ended     1998 to
                                           March 31,             March 31,
                                       2002          2001          2002
                                  ------------- -------------- --------------

REVENUES                          $          -  $           -  $           -

EXPENSES

  General and administrative             2,426          1,694        175,430
  Loss on impairment of asset                -              -         19,127
                                  ------------- -------------- --------------

     Total Expenses                      2,426          1,694        194,557
                                  ------------- -------------- --------------
OTHER INCOME

  Interest income                        2,670              -          7,186
                                  ------------- -------------- --------------

     Total Other Income                  2,670              -          7,186
                                  ------------- -------------- --------------

NET INCOME (LOSS)                 $        244  $      (1,694) $    (187,371)
                                  ============= ============== ==============

BASIC INCOME (LOSS) PER SHARE     $       0.00  $       (0.00)
                                  ============= ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                           801,500        550,425
                                  ============= ==============



The accompanying notes are an integral part of these financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on November 5, 1998 through March 31, 2002

                                                                                       Deficit
                                                                                       Accumulated
                                                                          Additional   During the
                                 Preferred Stock        Common Stock      Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                    -  $       -           -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071
 per share                           -          -     106,626         12        7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                    -          -     268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -          -           -          -            -      (6,478)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1998           -          -     375,000         38       26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000         28           -          -      206,222           -

Stock offering costs                 -          -           -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                   -          -           -          -            -     (40,057)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1999     275,000         28     375,000         38      219,233     (46,535)

Common stock issued for
 cash at $1.00 per share             -          -     151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                   -          -           -          -            -     (87,373)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000     275,000         28     526,500         53      370,718    (133,908)

Preferred shares converted
 to common stock on a
 one-for-one basis            (275,000)       (28)    275,000         28            -           -

Net loss for the year ended
 December 31, 2001                   -          -           -          -            -     (53,707)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2001           -          -     801,500         81      370,718    (187,615)

Net income for the three
 months ended March 31,
 2002 (unaudited)                    -          -           -          -            -         244
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance, March 31, 2002
  (unaudited)                        -  $       -     801,500  $      81  $   370,718  $ (187,371)
                             ========== ========== =========== ========== ============ ===========


The accompanying notes are an integral part of these financial statements.



                    TWINVIEW, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)

                                                                                From
                                                                            Inception on
                                                                             November 5,
                                                For the Three Months Ended     1998 to
                                                        March 31,             March 31,
                                                     2002          2001          2002
                                               ------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                             $        244  $      (1,694) $    (187,371)
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
   Loss on impairment of assets                           -              -         19,127
 Changes in operating assets and liabilities:
   Decrease in inventory                              1,824              -          1,824
   (Increase) in accounts receivable                 (2,670)       (14,725)        (6,186)
   Increase (decrease) in accounts payable
    and accounts payable - related                      469         (1,167)        19,198
                                               ------------- -------------- --------------

    Net Cash Used by Operating Activities              (133)       (17,586)      (153,408)
                                               ------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash received on sale of other assets                    -         55,650        (66,500)
 Cash paid for other assets                               -        (33,000)      (130,000)
                                               ------------- -------------- --------------

    Net Cash Provided by Investing Activities             -         22,650       (196,500)
                                               ------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                     -              -        (13,578)
 Common and preferred stock issued for cash               -              -        365,250
                                               ------------- -------------- --------------

    Net Cash Provided by Financing Activities             -              -        351,672
                                               ------------- -------------- --------------

INCREASE (DECREASE) IN CASH                            (133)         5,064          1,764

CASH AT BEGINNING OF PERIOD                           1,897        210,277              -
                                               ------------- -------------- --------------

CASH AT END OF PERIOD                          $      1,764  $     215,341  $       1,764
                                               ============= ============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                       $          -  $           -  $       1,400
  Cash paid for taxes                          $          -  $           -  $           -

NON-CASH INVESTING ACTIVITIES

  Common stock issued for property             $          -  $           -  $      19,127



The accompanying notes are an integral part of these financial statements.


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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