Form 10QSB
period 2002-06-30
TWINVIEW INC
filed 2002-08-14
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________  to____________

                  Commission File No. 333-93535

                          Twinview, Inc.
           -------------------------------------------
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

As of August 14, 2002, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of June 30, 2002 and the related audited consolidated balance sheet as of December 31, 2001, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2002 and June 30, 2001, the unaudited related statements of stockholders' equity for the period from inception through June 30, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading, and to present fairly the financial position of Twinview, Inc. consolidated with Cafe Detour, LLC, its wholly owned subsidiary. The names "Twinview", "we", "our" and "us" used in this report refer to Twinview, Inc.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)    Plan of Operation.

     Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through June 30, 2002, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

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

Between May 12, 2000 and June 30, 2002, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     .    to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2000 described above were $142,218.27. As of June 30, 2002, Twinview had used the actual net offering proceeds in the following manner:

     .    construction of plant                        $0

     .    building and facilities                      $0

     .    purchase and installation of machinery       $0
          and equipment

     .    purchase of real estate                      $0

     .    acquisition of other business(es)            $0

     .    repayment of indebtedness                    $0

     .    working capital                              $0

     .    temporary investments in insured             $142,218.27
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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended June 30, 2002.

                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TWINVIEW, INC.


Date: August 14, 2001      By: /s/ Patrick K. Hogle
                               Patrick K. Hogle
                               Director, President and Chief Executive Officer



Date: August 14, 2001      By: /s/ John S. Girvan
                               John S. Girvan
                               Director, Secretary/Treasurer, Chief Financial Officer and Chief Accounting Officer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS





                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2002 and December 31, 2001

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                    June 30,    December 31,
                                                      2002         2001
                                                 -------------- -------------
                                                  (Unaudited)

CURRENT ASSETS

  Cash                                           $         814  $      1,897
  Note and interest receivable - related               138,760       133,516
                                                 -------------- -------------

     Total Current Assets                              139,574       135,413
                                                 -------------- -------------

OTHER ASSETS                                            64,676        66,500
                                                 -------------- -------------

     TOTAL ASSETS                                $     204,250  $    201,913
                                                 ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $       9,053  $      4,651
  Accounts payable-related                              16,078        14,078
                                                 -------------- -------------

     Total Current Liabilities                          25,131        18,729
                                                 -------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized
   at $0.0001  par value; -0- shares issued
   and outstanding                                           -             -
  Common stock: 17,500,000 shares authorized
   at $0.0001 par value, 801,500 shares
   issued and outstanding                                   81            81
  Additional paid-in capital                           370,718       370,718
  Deficit accumulated during the development stage    (191,680)     (187,615)
                                                 -------------- -------------

     Total Stockholders' Equity                        179,119       183,184
                                                 -------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     204,250  $    201,913
                                                 ============== =============

The accompanying notes are an integral part of these consolidated financial statements.


                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                From
                                                                                            Inception on
                                               For the                  For the              November 5,
                                          Three Months Ended        Six Months Ended        1998 Through
                                              June 30,                   June 30,             June 30,
                                          2002         2001         2002          2001          2002
                                     ------------- ------------ ------------- ------------- -------------
REVENUES                             $          -  $         -  $          -  $          -  $          -

EXPENSES

  General and administrative                6,883       20,988         9,309        26,643       182,313
  Loss on impairment of asset                   -            -             -             -        19,127
                                     ------------- ------------ ------------- ------------- -------------

     Total Expenses                         6,883       20,988         9,309        26,643       201,440
                                     ------------- ------------ ------------- ------------- -------------

LOSS FROM OPERATIONS                       (6,883)     (20,988)       (9,309)      (26,643)     (201,440)
                                     ------------- ------------ ------------- ------------- -------------
OTHER INCOME

  Interest income                           2,574            -         5,244             -         9,760
                                     ------------- ------------ ------------- ------------- -------------

     Total Other Income                     2,574            -         5,244             -         9,760
                                     ------------- ------------ ------------- ------------- -------------

NET LOSS                             $     (4,309) $   (20,988) $     (4,065) $    (26,643) $   (191,680)
                                     ============= ============ ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.01) $     (0.03) $      (0.01) $      (0.04)
                                     ============= ============ ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       801,500      801,500       801,500       675,963
                                     ============= ============ ============= =============


        The accompanying notes are an integral part of these consolidated financial statements.

                                        3

                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
            From Inception on November 5, 1998 through June 30, 2002

                                                                                       Deficit
                                                                                       Accumulated
                                                                          Additional   During the
                                 Preferred Stock        Common Stock      Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                    -  $       -           -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071
 per share                           -          -     106,626         12        7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                    -          -     268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -          -           -          -            -      (6,478)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1998           -          -     375,000         38       26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000         28           -          -      206,222           -

Stock offering costs                 -          -           -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                   -          -           -          -            -     (40,057)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1999     275,000         28     375,000         38      219,233     (46,535)

Common stock issued for
 cash at $1.00 per share             -          -     151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                   -          -           -          -            -     (87,373)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000     275,000         28     526,500         53      370,718    (133,908)

Preferred shares converted
 to common stock on a
 one-to-one basis             (275,000)       (28)    275,000         28            -           -

Net loss for the year ended
 December 31, 2001                   -          -           -          -            -     (53,707)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2001           -          -     801,500         81      370,718    (187,615)

Net loss for the six months
 ended June 30, 2002
 (unaudited)                         -          -           -          -            -      (4,065)
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance, June 30, 2002
  (unaudited)                        -  $       -     801,500  $      81  $   370,718  $ (191,680)
                             ========== ========== =========== ========== ============ ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                        4

                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               From
                                                                                           Inception on
                                                                        For the             November 5,
                                                                    Six Months Ended       1998 Through
                                                                        June 30,             June 30,
                                                                   2002           2001         2002
                                                              ------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                    $     (4,065) $     (26,643) $   (191,680)
  Adjustments to reconcile net (loss) to net
   cash used by operating activities:
    Loss on impairment of assets                                         -              -        19,127
  Changes in operating assets and liabilities:
    Increase in accounts payable                                     4,402          2,384         9,053
    (Increase) in interest receivable-related                       (5,244)        (6,144)       (8,760)
    Increase in accounts payable-related                             2,000              -        16,078
                                                              ------------- -------------- -------------

       Net Cash Used by Operating Activities                        (2,907)       (30,403)     (156,182)
                                                              ------------- -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid on note receivable-related                                   -              -      (130,000)
  Cash received on sale of other assets                              1,824         71,750        73,574
  Cash paid for other assets                                             -       (101,500)     (138,250)
                                                              ------------- -------------- -------------

       Net Cash Provided (Used) by Investing Activities              1,824        (29,750)     (194,676)
                                                              ------------- -------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                                   -              -       (13,578)
  Common and preferred stock issued for cash                             -              -       365,250
                                                              ------------- -------------- -------------

       Net Cash Provided by Financing Activities                         -              -       351,672
                                                              ------------- -------------- -------------

NET INCREASE (DECREASE) IN CASH                                     (1,083)       (60,153)          814

CASH AT BEGINNING OF PERIOD                                          1,897        210,277             -
                                                              ------------- -------------- -------------

CASH AT END OF PERIOD                                         $        814  $     150,124  $        814
                                                              ============= ============== =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                               From
                                                                                           Inception on
                                                                        For the             November 5,
                                                                    Six Months Ended       1998 Through
                                                                        June 30,             June 30,
                                                                   2002           2001         2002
                                                              ------------- -------------- -------------
CASH PAID FOR:

  Interest                                                    $          -  $           -  $      1,400
  Income taxes                                                $          -  $           -  $          -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for property                            $          -  $           -  $     19,127
  Common stock issued for conversion of preferred stock       $          -  $           -  $         28


        The accompanying notes are an integral part of these consolidated financial statements.

                                   6


         13


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to continue investing in brine-shrimp eggs, such that it may generate enough cash to allow the Company to commence the construction of a coffeehouse.