Form 10QSB
period 2002-09-30
TWINVIEW INC
filed 2002-11-14
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to____________

                  Commission File No. 333-93535

                          Twinview, Inc.
_________________________________________________________________
(Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                              87-0620802
   ______________________________         __________________________
  (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
  Incorporation or Organization)

                        573 East 300 South
                    Salt Lake City, Utah 84102
              ______________________________________
             (Address of Principal Executive offices)

            Issuer's Telephone Number: (801) 531-1867


                         (Not Applicable)
       ___________________________________________________
       (Former Name, Former Address and Former Fiscal Year,
                  if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes  X        No  ___              (2)   Yes   X        No  ___
         -----         -----                       -----          -----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                         Not applicable.


               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of November 8, 2002, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.


                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of September 30, 2002 and the related audited consolidated balance sheet as of December 31, 2001, the unaudited related consolidated statements of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001 and from inception through September 30, 2002, the unaudited related statements of stockholders' equity for the period from inception through September 30, 2002, the unaudited related consolidated statements of cash flows for the nine month periods ended September 30, 2002, and September 30, 2001 and from inception through September 30, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)     Plan of Operation.

     Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through September 30, 2002, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

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

     On August 29, 2001, Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is adequately secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and is due and payable in full on demand. Twinview has also made a temporary $61,476 investment in purchasing brine shrimp cysts from JHCRPN, LLC. Twinview expects to resell the brine shrimp cysts in the near future.

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

     Not applicable since Twinview has no revenues from operations prior to September 30, 2002.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

Item 3.   Controls and Procedures.

     (a)     Evaluation of disclosure controls and procedures.

     Patrick K. Hogle who serves as Twinview's chief executive officer and John S. Girvan who serves as Twinview's chief financial officer, after evaluating the effectiveness of Twinview's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Twinview's disclosure controls and procedures were adequate and effective to ensure that material information relating to Twinview and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b)     Changes in internal controls.

     There were no significant changes in Twinview's internal controls or in other factors that could significantly affect Twinview's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

     Between May 12, 2000 and September 30, 2002, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     .     to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2000 described above were $142,218.27. As of September 30, 2002, Twinview had used the actual net offering proceeds in the following manner:

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended September 30, 2002.

                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TWINVIEW, INC.

                                     /s/ Patrick K. Hogle
Date: November 14, 2002        By: ___________________________________________
                               Patrick K. Hogle
                               Director, President and Chief Executive Officer





                                    /s/ John S. Girvan
Date: November 14, 2002        By: ___________________________________________
                               John S. Girvan
                               Director, Secretary/Treasurer, Chief Financial
                               Officer and Chief Accounting Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Patrick K. Hogle, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Twinview, Inc. ("Twinview").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Twinview as of, and for, the periods presented in this quarterly report.

     4. Twinview's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Twinview and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Twinview, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Twinview's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. Twinview's other certifying officer and I have disclosed, based on our most recent evaluation, to Twinview's auditors and the audit committee of Twinview's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Twinview's ability to record, process, summarize and report financial data and have identified for Twinview's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Twinview's internal controls.

     6. Twinview's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /s/ Patrick K. Hogle
Date:  November 14, 2002      __________________________________
                              Patrick K. Hogle, Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, John S. Girvan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Twinview, Inc. ("Twinview").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Twinview as of, and for, the periods presented in this quarterly report.

     4. Twinview's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Twinview and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Twinview, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Twinview's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. Twinview's other certifying officer and I have disclosed, based on our most recent evaluation, to Twinview's auditors and the audit committee of Twinview's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Twinview's ability to record, process, summarize and report financial data and have identified for Twinview's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Twinview's internal controls.

     6. Twinview's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                              /s/ John S. Girvan
Date:  November 14, 2002      __________________________________
                              John S. Girvan, Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Twinview, Inc. on Form10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick K. Hogle, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.



                                               /s/ Patrick K. Hogle
                                              -------------------------------
                                              Patrick K. Hogle
                                              Chief Executive Officer
                                              November 14, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Twinview, Inc. on Form10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John S. Girvan, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.



                                            /s/ John S. Girvan
                                            ---------------------------------
                                            John S. Girvan
                                            Chief Financial Officer
                                            November 14, 2002

                           APPENDIX "A"
                       FINANCIAL STATEMENTS


















                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2002 and December 31, 2001

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                   September 30,  December 31,
                                                         2002         2001
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

  Cash                                             $         78  $      1,897
  Note and interest receivable - related                135,181       133,516
                                                   ------------- -------------

    Total Current Assets                                135,259       135,413
                                                   ------------- -------------

OTHER ASSETS                                             61,476        66,500
                                                   ------------- -------------

    TOTAL ASSETS                                   $    196,735  $    201,913
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $      8,136  $      4,651
  Accounts payable-related                               17,737        14,078
                                                   ------------- -------------

    Total Current Liabilities                            25,873        18,729
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized
   at $0.0001 par value; -0- shares issued
   and outstanding                                            -             -
  Common stock: 17,500,000 shares authorized at
   $0.0001 par value, 801,500 shares issued
   and outstanding                                           81            81
  Additional paid-in capital                            370,718       370,718
  Deficit accumulated during the development stage     (199,937)     (187,615)
                                                   ------------- -------------

    Total Stockholders' Equity                          170,862       183,184
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    196,735  $    201,913
                                                   ============= ============





      The accompanying notes are an integral part of these consolidated financial statements.




                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                                          From
                                                                                       Inception on
                                        For the                     For the              November 5,
                                   Three Months Ended          Nine Months Ended        1998 Through
                                     September 30,                September 30,         September 30,
                                 2002          2001            2002           2001          2002
                           -------------- -------------- -------------- -------------- ---------------
REVENUES                   $           -  $           -  $           -  $           -  $            -

EXPENSES

 General and administrative        3,319          2,648         12,628         29,291         185,632
 Consulting                        7,500              -          7,500              -           7,500
 Loss on impairment of asset           -              -              -              -          19,127
                           -------------- -------------- -------------- -------------- ---------------

   Total Expenses                 10,819          2,648         20,128         29,291         212,259
                           -------------- -------------- -------------- -------------- ---------------

LOSS FROM OPERATIONS             (10,819)        (2,648)       (20,128)       (29,291)       (212,259)
                           -------------- -------------- -------------- -------------- ---------------
OTHER INCOME

  Interest income                  2,562            867          7,806            867          12,322
                           -------------- -------------- -------------- -------------- ---------------

   Total Other Income              2,562            867          7,806            867          12,322
                           -------------- -------------- -------------- -------------- ---------------

NET LOSS                   $      (8,257) $      (1,781) $     (12,322) $     (28,424) $     (199,937)
                           ============== ============== ============== ============== ===============

BASIC LOSS PER SHARE       $       (0.01) $       (0.00) $       (0.02) $       (0.04)
                           ============== ============== ============== ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           801,500        801,500        801,500        738,732
                           ============== ============== ============== ==============




The accompanying notes are an integral part of these consolidated financial statements.

                                      3



                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity
        From Inception on November 5, 1998 through September 30, 2002



                                                                                       Deficit
                                                                                       Accumulated
                                                                          Additional   During the
                                 Preferred Stock        Common Stock      Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                    -  $       -           -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071
 per share                           -          -     106,626         12        7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                    -          -     268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -          -           -          -            -      (6,478)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1998           -          -     375,000         38       26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000         28           -          -      206,222           -

Stock offering costs                 -          -           -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                   -          -           -          -            -     (40,057)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1999     275,000         28     375,000         38      219,233     (46,535)

Common stock issued for
 cash at $1.00 per share             -          -     151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                   -          -           -          -            -     (87,373)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000     275,000         28     526,500         53      370,718    (133,908)

Preferred shares converted
 to common stock on a
 one-to-one basis             (275,000)       (28)    275,000         28            -           -

Net loss for the year ended
 December 31, 2001                   -          -           -          -            -     (53,707)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2001           -          -     801,500         81      370,718    (187,615)

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                         -          -           -          -            -     (12,322)
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance, September 30, 2002
 (unaudited)                         -  $       -     801,500  $      81  $   370,718  $ (199,937)
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

                                      4

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                                    For the             November 5,
                                                                Nine Months Ended      1998 Through
                                                                  September 30,        September 30,
                                                               2002           2001         2002
                                                          ------------- -------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $    (12,322) $     (28,424) $     (199,937)
  Adjustments to reconcile net (loss) to net
   cash used by operating activities:
     Loss on impairment of assets                                    -              -          19,127
     Changes in operating assets and liabilities:
      Increase in accounts payable                               3,485          3,928           8,136
      (Increase) in interest receivable-related                 (7,806)        (6,144)         (9,128)
      Increase in accounts payable-related                       3,659              -          17,737
                                                          ------------- -------------- ---------------

        Net Cash Used by Operating Activities                  (12,984)       (30,640)       (164,065)
                                                          ------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid on note receivable - related                             -       (130,000)       (130,000)
  Cash received on note receivable - related                     6,141              -           7,965
  Cash received on sale of other assets                          5,024         71,750          72,756
  Cash paid for other assets                                         -       (118,348)       (138,250)
                                                          ------------- -------------- ---------------

        Net Cash Provided (Used) by Investing Activities        11,165       (177,465)       (187,529)
                                                          ------------- -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                               -              -         (13,578)
  Common and preferred stock issued for cash                         -              -         365,250
                                                          ------------- -------------- ---------------

        Net Cash Provided by Financing Activities                    -              -         351,672
                                                          ------------- -------------- ---------------

NET INCREASE (DECREASE) IN CASH                                 (1,819)      (208,105)             78

CASH AT BEGINNING OF PERIOD                                      1,897        210,277               -
                                                          ------------- -------------- ---------------

CASH AT END OF PERIOD                                     $         78  $       2,172  $           78
                                                          ============= ============== ===============





The accompanying notes are an integral part of these consolidated financial statements.

                                      5

                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                                    For the             November 5,
                                                                Nine Months Ended      1998 Through
                                                                  September 30,        September 30,
                                                               2002           2001         2002
                                                          ------------- -------------- ---------------

CASH PAID FOR:

  Interest                                                $          -  $           -  $            -
  Income taxes                                            $          -  $           -  $            -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for property                        $          -  $           -  $            -
  Common stock issued for conversion of preferred stock   $          -  $           -  $            -



The accompanying notes are an integral part of these consolidated financial statements.



                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to continue investing in brine-shrimp eggs, such that it may generate enough cash to allow the Company to commence the construction of a coffeehouse. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.