Form 10KSB
period 2002-12-31
TWINVIEW INC
filed 2003-04-09
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                  Commission File No. 333-93535

                          TWINVIEW, INC.
           -------------------------------------------
          (Name of Small Business Issuer in its Charter)

         DELAWARE                                  87-0620802
 ______________________________             ________________________
(State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                        573 East 300 South
                    Salt Lake City, Utah 84102
              ______________________________________
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 531-1867

                               N/A
    __________________________________________________________
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:    None

Name of Each Exchange on Which Registered:                        None

Securities Registered under Section 12(g) of the Exchange Act:

                               None
                          ______________
                         (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year ended December 31, 2002 - $0.

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

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 20, 2003 there were 801,500 shares of the issuer's common stock issued and outstanding. This includes 275,000 shares of Series A preferred stock that were automatically converted to shares of common stock on a 1 for 1 basis on March 22, 2001.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Twinview, Inc.; its history and organization

     Twinview, Inc. was incorporated in the State of Delaware on November 5, 1998. Prior to the date of this report, Twinview, Inc.'s business experience has been limited to formulating its business plan and fund raising activities necessary to implement the business plan. We intend to construct and operate a drive-through retail specialty coffee store in Salt Lake City, Utah through our wholly owned subsidiary, Cafe' Detour, L.L.C., a Utah limited liability company formed in November 1998. Cafe' Detour, L.L.C. has not yet commenced principal business operations.

     References in this report to "we," "our," "us" and "Twinview" refer to Twinview, Inc. and also to our subsidiary, Cafe' Detour, L.L.C., where appropriate.

     The following description of the Company's proposed business will not be fully implemented until the Company receives repayment of an existing loan made by the Company and until the Company sells an existing investment which it has in brine shrimp artemia cysts. During the year ended December 31, 2002, Twinview engaged a consultant to evaluate site locations, competitive conditions and the feasibility of Twinview's business plan.

     It is our intention to identify an appropriate business location, secure a lease of the property upon which the coffee store building is to be built, and then construct the proposed retail drive-through coffee store on the property. Our proposed business is to operate the specialty coffee store. We believe it will take approximately twelve months from when we fully begin to implement our business plan to complete site selection and obtain a lease, and another approximately four to six months thereafter to complete construction and furnishing of our proposed store and to hire and train employees before the store will begin its operations.

     We have had a reputable architectural firm design, draft and complete detailed working drawings or blue prints of a proposed retail drive-through coffee store. The plans will be submitted to the appropriate government agencies in Salt Lake City, Utah for review and approval once a location for the retail coffee shop has been secured.

     The architectural firm was selected for its experience in designing some of the recently completed retail coffee stores with which we must compete. It recently designed, submitted and received approval of four Starbucks(R) Coffee Inc. Salt Lake City locations.

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

     Beverages

     We propose that our beverages will include:

     . decaffeinated and caffeinated freshly ground whole bean coffees of different and assorted flavors;

     .  specialty coffee drinks including:

     .  cappuccino

     .  latte

     .  breve

     .  espresso

     .  mocha lattes

     .  mocha breves

     .  iced coffee products

     .  flavored additives including low calorie milk

     .  teas of various flavors and origins including caffeinated and herbal;

     .  hot chocolate

     .  bottled mineral water

     .  select bottled flavored soft drinks

     .  specialty Italian flavoring for both hot and cold beverages; and

     .  specialty slushed iced flavored drinks.

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

     Assuming our proposed business is profitable, and we are able to expand profitability in the Salt Lake Valley area, then we could expand further on a regional basis. Any regional expansion would commence only when we believe such expansion is appropriate. The factors we deem important in this decision will include, but not be limited to, the following factors:

     .   the  profitability of our then existing establishment(s);

     .   our ability to acquire additional financing needed for expansion;

     . our ability to acquire acceptable leasehold interests in suitable site locations;

     . national and regional economic considerations such as interest rates, unemployment rates, population growth and economic health of any and all potential expansion areas.

Capital requirements for expansion of business

     In our discretion, we may seek capital for expansion or other business purposes through different sources including, but not limited to:

     .   capital markets in the form of equity financing or debt financing;

     .   mergers and/or acquisitions; and

     . strategic relationships with other companies including, but not limited to, our competition.

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

     Some or all of our competitors have their stores located in competitively viable locations within Salt Lake City. These economically viable locations and their customers' familiarity with their locations are a real competitive advantage over our proposed entry into the retail specialty coffee business in the Salt Lake City area. Some or all of our competitors enjoy name brand recognition associated with the products they offer their customers. One competitor is STARBUCKS(R) COFFEE COMPANY INCORPORATED which enjoys the benefits of a national name brand. It operates numerous locations in the Salt Lake City area.

      Following is a list describing the number of stores of many of our competitors located within or near our proposed site search area:

                   GREATER SALT LAKE AREA   WITHIN FIVE     DRIVE-
NAME                  NUMBER OF STORES         MILES        THROUGH
-------               ----------------        -------       --------

Bad Ass Coffee                1                  1          YES (1)
 Company

Beans and Brew                6                  2          NO

Cafe' Espresso                2                  1          YES (2)

Java Hut                      3                  1          YES (3)

Millcreek Coffee              3                  1          NO
 Roasters

Squirrel Brothers             1                  1          YES (1)

Salt Lake Roasting            1                  1           NO
 Company

Starbucks(R) Coffee           8                  3           NO
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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal executive offices are located at 573 East 300 South, Salt Lake City, Utah 84102. Our telephone number at that location is (801) 531-1867. We have access to approximately 1,000 square feet of office space and other common areas which include the use of a fax machine, photocopy machine and conference room. The building in which our office is located is owned directly or indirectly by Patrick K. Hogle, Claire A. Singleton and RPII, Ltd., who are principal shareholders of Twinview. Mr. Hogle is also the President and a director of Twinview. During 2002, rent of $100 per month was contributed to the Company by JHCRPN, LLC. It is anticipated that rent of $100 per month will contributed during 2003 by JHCRPN, LLC.

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

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

     There has not been any established "public market" for shares of common stock of Twinview at any time during the last two fiscal years. We may apply for quotations of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. sometime during 2003. No assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" or "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the minimum one year "holding period" under Rule 144.

Holders

     The number of record holders of Twinview's common stock as of March 20, 2003 is approximately 93.

Dividends

     Twinview has not declared any cash dividends with respect to our common stock or our preferred stock, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Twinview's ability to pay dividends on our securities, except for any applicable limitations under Delaware corporate law.

Recent sales of unregistered securities

     During the past three years, Twinview has not sold any shares of its common stock and/or its Series A preferred stock without registering the shares under the Securities Act of 1933.

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

     Between May 12, 2000 and December 31, 2002, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     . underwriting discounts and commissions.............       $0

     . finders' fees .....................................       $0

     . expenses paid to or for underwriters ..............       $0

     . other expenses (legal, accounting and printing)....       $9,281.73

              Total ......................................       $9,281.73
                                                                 =========

All of these expenses were incurred to parties other than:

     . directors, officers, or general partners of Twinview or their associates;

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     . to affiliates of Twinview.

     The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and December 31, 2002 described above were $142,218.27. As of December 31, 2002, Twinview had used the actual net offering proceeds in the following manner:

     . construction of plant...........................     $0

     . building and facilities.........................     $0

     . purchase and installation of machinery..........     $0
       and equipment

     . purchase of real estate.........................     $0

     . acquisition of other business(es)...............     $0

     . repayment of indebtedness.......................     $0

     . working capital.................................     $0

     . temporary investment in loan to.................     $124,229.00
       JHCRPN, LLC, a related party

     . temporary investment in brine...................     $ 17,989.77
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

Plan of operation

     We plan to obtain repayment of the loan which we made to Twinview and we plan to sell our investment in brine shrimp artemia cysts on or before December 31, 2003. At that time we will begin to implement our 12 month plan of operations which consists of the following:

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

     On August 29, 2001 Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and was originally due and payable in full on or before November 14, 2001.
The loan was extended on November 14, 2001, and is now due and payable on demand. As of December 31, 2002, the principal balance of the loan was $124,229 and accrued interest thereon totaled $11,579. Twinview made a temporary $66,500 investment in purchasing brine shrimp artemia cysts from JHCRPN, LLC. During 2002, Twinview sold a small portion of the brine shrimp artemia cysts investment to JHCRPN, LLC for $3,200 which resulted in a gain of $1,425 to Twinview. Twinview continues to hold the majority of its original investment in the brine shrimp artemia cysts which has a cost of $64,725. Twinview expects to resell the brine shrimp artemia cysts during 2003.

     Our current cash is not sufficient to allow us to implement our 12 month business plan described above. However, we expect the loan to JHCRPN, LLC to be repaid on or before December 31, 2003, which will allow us to begin pursuing and implementing our 12 month business plan at that time. We expect to sell our brine shrimp cyst investment on or before December 31, 2003. Depending on the total cost of implementing our business plan, the cash to be generated through the repayment of the loan to JHCRPN, LLC and from the sale of our investment in brine shrimp artemia cysts, Twinview should be able to sustain operations for a minimum of 6 months, and possibly as long as 12 months or longer. In the event that the total cost to implement the business plan described above is near $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no assurance that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

     In connection with the audit of our December 31, 2002 consolidated financial statements the auditors decided not to include a "going concern" footnote which had been present in footnotes to earlier audited consolidated financial statements. Significant interest earned by Twinview during the past two years, market appreciation of our investment in brine shrimp artemia cysts, and the fact that Twinview's assets exceed its liabilities by $167,595 as of December 31, 2002, are all factors which influenced the auditors' decision.

Management's discussion and analysis of financial condition and results of operations

     Not applicable since Twinview has not had revenues from operations in each of its last two fiscal years.

ITEM 7.  FINANCIAL STATEMENTS.

     The audited consolidated balance sheet of Twinview as of December 31, 2002 and the related audited consolidated statements of operations and cash flows for the years ended December 31, 2002 and 2001, and from inception on November 5, 1998 through December 31, 2001, the related audited consolidated statements of stockholders' equity for the period from inception on November 5, 1998 through December 31, 2002, and the notes to the consolidated financial statements appear on the following pages.





                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

                         C O N T E N T S


Independent Auditors' Report...............................................18

Consolidated Balance Sheet.................................................19

Consolidated Statements of Operations......................................20

Consolidated Statements of Stockholders' Equity............................21

Consolidated Statements of Cash Flows......................................22

Notes to the Consolidated Financial Statements.............................24

                                H
                                J
                 -------------------------------
                     HJ & ASSOCIATES, L.L.C.
                 -------------------------------
           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS




                   INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Twinview, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Twinview, Inc. and Subsidiary (a development stage company) (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, and 2001, and from inception on November 5, 1998, through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Twinview, Inc. and Subsidiary (a development stage company) as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, and 2001, and from inception on November 5, 1998, through December 31, 2002, in conformity with auditing standards generally accepted in the United States of America.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 3, 2002



-----------------------------------------------------------------------------
 50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS

                                                           December 31,
                                                              2002
                                                           -------------

CURRENT ASSETS

  Cash                                                     $        429
  Note receivable - related party (Note 5)                      135,808
                                                           -------------

    Total Current Assets                                        136,237
                                                           -------------

INVESTMENT (Note 6)                                              64,725
                                                           -------------

    TOTAL ASSETS                                           $    200,962
                                                           =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                         $      2,241
  Accounts payable - related party (Note 5)                      31,126
                                                           -------------

    Total Current Liabilities                                    33,367
                                                           -------------
STOCKHOLDERS' EQUITY

  Preferred stock; $0.0001 par value, 2,500,000
   shares authorized; 0 shares issued and outstanding                 -
  Common stock; $0.0001 par value, 17,500,000
   shares authorized; 801,500 shares issued and
   outstanding                                                       81
  Additional paid-in capital                                    374,668
  Deficit accumulated during the development stage             (207,154)
                                                           -------------

    Total Stockholders' Equity                                  167,595
                                                           -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    200,962
                                                           =============



      The accompanying notes are an integral part of these consolidated financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                                 From
                                                                 Inception on
                                                                 November 5,
                                         For the Years Ended     1998 Through
                                             December 31,        December 31,
                                         2002           2001     2002
                                     ------------- ------------- -------------

REVENUE                              $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES

 General and administrative                31,221        38,096       204,225
 Loss on impairment of assets (Note 3)          -        19,127        19,127
                                     ------------- ------------- -------------

   Total Expenses                          31,221        57,223       223,352
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (31,221)      (57,223)     (223,352)
                                     ------------- ------------- -------------
OTHER INCOME

 Gain on sale of investment                 1,425             -         1,425
 Interest income                           10,257         3,516        14,773
                                     ------------- ------------- -------------

   Total Other Income                      11,682         3,516        16,198
                                     ------------- ------------- -------------

NET LOSS                             $    (19,539) $    (53,707) $   (207,154)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.02) $      (0.07)
                                     ============= =============
BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING             801,500       740,473
                                     ============= =============



      The accompanying notes are an integral part of these consolidated financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
   From Inception on November 5, 1998 through December 31, 2002


                                                                                       Deficit
                                                                                       Accumulated
                                                                          Additional   During the
                                 Preferred Stock        Common Stock      Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                    -  $       -           -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071
 per share                           -          -     106,626         12        7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                    -          -     268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -          -           -          -            -      (6,478)
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance, December 31, 1998           -          -     375,000         38       26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000         28           -          -      206,222           -

Stock offering costs                 -          -           -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                   -          -           -          -            -     (40,057)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1999     275,000         28     375,000         38      219,233     (46,535)

Common stock issued for
 cash at $1.00 per share             -          -     151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                   -          -           -          -            -     (87,373)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000     275,000         28     526,500         53      370,718    (133,908)

Preferred shares converted
 to common stock on a
 one-to-one basis             (275,000)       (28)    275,000         28            -           -

Net loss for the year ended
 December 31, 2001                   -          -           -          -            -     (53,707)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2001           -          -     801,500         81      370,718    (187,615)

Contributed services                 -          -           -          -        3,950           -

Net loss for the year ended
 December 31, 2002                   -          -           -          -            -     (19,539)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2002           -  $       -     801,500  $      81  $   374,668  $ (207,154)
                             ========== ========== =========== ========== ============ ===========



The accompanying notes are an integral part of these consolidated financial statements.





                     TWINVIEW, INC. AND SUBSIDIARY
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                                                                            From
                                                                            Inception on
                                                                            November 5,
                                                    For the Years Ended     1998 Through
                                                        December 31,        December 31,
                                                    2002           2001     2002
                                                ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $    (19,539) $    (53,707) $   (207,154)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Loss on impairment of assets                           -        19,127        19,127
    Contributed services                               3,950             -         3,950
    Gain on sale of investment                        (1,425)            -        (1,425)
 Changes in operating assets and  liabilities:
    Increase in accrued interest receivable          (10,257)       (3,516)      (13,773)
    Increase (decrease) in accounts payable           (2,410)       (6,612)        2,241
    Increase in accounts payable - related party      17,048        14,078        31,126
                                                ------------- ------------- -------------

      Net Cash Used by Operating Activities          (12,633)      (30,630)     (165,908)
                                                ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash received (paid) for other assets                 3,200       (47,750)      (63,300)
 Cash received (paid) for note receivable
   - related party                                     7,965      (130,000)     (122,035)
                                                ------------- ------------- -------------
      Net Cash Provided (Used) by
      Investing Activities                            11,165      (177,750)     (185,335)
                                                ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                      -             -       (13,578)
 Common and preferred stock issued for cash                -             -       365,250
                                                ------------- ------------- -------------

      Net Cash Provided by Financing Activities            -             -       351,672
                                                ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                       (1,468)     (208,380)          429

CASH AT BEGINNING OF YEAR                              1,897       210,277             -
                                                ------------- ------------- -------------

CASH AT END OF YEAR                             $        429  $      1,897  $        429
                                                ============= ============= =============



The accompanying notes are an integral part of these consolidated financial statements.


                     TWINVIEW, INC. AND SUBSIDIARY
                     (A Development Stage Company)
           Consolidated Statements of Cash Flows (Continued)

                                                                            From
                                                                            Inception on
                                                                            November 5,
                                                    For the Years Ended     1998 Through
                                                        December 31,        December 31,
                                                    2002           2001     2002
                                                ------------- ------------- -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid For:

 Interest paid                                  $          -  $          -  $          -
 Income taxes paid                              $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for conversion of
   preferred stock                              $          -  $         28  $          -

 Contributed services                           $      3,950  $          -  $      3,950








The accompanying notes are an integral part of these consolidated financial statements.

                                  23

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - NATURE OF ORGANIZATION

         The consolidated financial statements presented are those of Twinview, Inc. and its wholly-owned subsidiary, Cafe' Detour, L.L.C. Collectively, they are referred to herein as "the Company". The Company was organized under the laws of the State of Delaware on November 5, 1998. The Company was organized for the purpose of marketing beverage products. On November 25, 1998, the Company formed Cafe' Detour, L.L.C. as a wholly-owned subsidiary. Cafe' Detour, L.L.C. will be the operating company for a coffeehouse when a plot of land has been purchased or leased and construction is completed. As of December 31, 2002, Cafe' Detour, L.L.C. had not yet purchased land for its coffee house and had not commenced operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Accounting Method

         The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         b.  Provision for Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                      2002           2001
                                                  ------------- -------------
         Deferred tax assets
           NOL Carryover                          $     72,300  $     64,025

         Deferred tax liabilities                            -             -

         Valuation allowance                           (72,300)      (64,025)
                                                  ------------- -------------

         Net deferred tax asset                   $          -  $          -
                                                  ============= =============

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          b.  Provision for Taxes (Continued)

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                   2002         2001
                                              ------------- -------------
          Book loss                           $     (7,620) $    (13,140)
          Meals and Entertainment                      855             -
          State Tax                                   (100)            -
          Valuation allowance                        6,865        13,140
                                              ------------- -------------

                                              $          -  $          -
                                              ============= =============

          At December 31, 2002, the Company had net operating loss carryforwards of approximately $185,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

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

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d.  Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements.

                                                  For the Years Ended
                                                     December 31,
                                                    2002         2001
                                              ------------- -------------

         Loss (Numerator)                     $    (19,539) $    (53,707)
         Weighted average shares
          outstanding (Denominator)                801,500       740,473
                                              ------------- -------------

         Per Share Amount                     $      (0.02) $      (0.07)
                                              ============= =============

         e.  Principles of Consolidation

         The accompanying consolidated financial statements include those of Twinview, Inc. and its wholly-owned subsidiary, Cafe' Detour, L.L.C. All significant intercompany accounts and transactions have been eliminated.

         f.  Revenue Recognition

         The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         g.  Newly Issued Accounting Pronouncements

         During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain
Financial Institutions   an amendment of FASB Statements No. 72 and 144 and
FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's consolidated financial statements.

         h.  Executive Compensation

         During the year ended December 31, 2002 various services were contributed to the Company by members of its Board of Directors. During the year ended December 31, 2002, the aggregate value of these contributed services was $3,950.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 3 - LOSS ON IMPAIRMENT OF ASSETS

         During the year ended December 31, 2001, the Company recorded a loss on impairment of assets of $19,127, related to architectural plans that were to be used in the construction of a building. The architectural plans were considered impaired when the Company determined that it does not have the immediate financial wherewithal to begin construction on the building in the foreseeable future. The plans had been originally recorded at a cost of $19,127. As of December 31, 2002, the plans have no recorded value in the accompanying consolidated financial statements.

NOTE 4 - STOCK TRANSACTIONS

         On March 22, 2001, the Company converted 275,000 shares of preferred stock into 275,000 shares of common stock. This conversion was pursuant to the March 22, 1999, preferred stock designation which mandated automatic conversion twenty-four months from issuance.

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2001, the Company paid $132,194 to a related party in exchange for a note receivable. The note is due upon demand and accrues interest at 8.0% per annum. During the year ended December 31, 2002, the Company received $7,965 in cash payments on the note, and recorded $10,257 in interest income. At December 31, 2002, the outstanding principal balance on the note totaled $124,229, with accrued interest of $11,579.

         At December 31, 2002, the Company was indebted to a related party in the amount of $31,126. The amount is to be repaid upon demand.

NOTE 6 - INVESTMENT

         At December 31, 2002, the Company held an investment in brine-shimp eggs ("artemia") of $64,725. The Company plans to hold this commodity until the market price for artemia rises and a buyer can be found. Management believes the entire quantity will be sold within the next twelve months. The asset has been recorded at the lower of cost or market.

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


                                         Date of        Date of
                         Positions       Election or    Termination
Name                     Held            Designation    or Resignation
----                     -----           -----------    --------------
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

Business experience

     Patrick K. Hogle - President, and Director. Mr. Patrick K. Hogle, age 41, has served as the president and as a director of Twinview, Inc. since its inception in November 1998. Mr. Hogle has served as Vice President and a director of Electro Brain International Corp., a publicly held video game publisher, since March 1990. Mr. Hogle has been a co-manager and co-owner of JHCRPN, LLC, a privately held limited liability company actively involved in the brine shrimp egg industry since approximately January, 1995. Mr. Hogle was a registered securities sales person from approximately 1983 until approximately January, 1991. Mr. Hogle has spent many years co-managing a family owned business of which he is part owner.

     John S. Girvan - Secretary/Treasurer and Director. Mr. Girvan, age 52, has served as Secretary, Treasurer and as a director of Twinview, Inc. since its inception in November 1998. Since approximately January 1995, Mr. Girvan has been a co-manager and co-owner of JHCRPN, LLC, a privately held limited liability company actively involved in the brine shrimp egg industry. Between 1973 and January 1995, Mr. Girvan worked in the commercial fishing industry in the northern Pacific Ocean and the Bering Sea as a captain and owner of fishing vessels. Mr. Girvan has spent most of his professional career in the finding and procurement of various natural resources, including wild Alaska seafood products and wild artemia salina: a brine shrimp cyst indigenous to the Great Salt Lake in Utah, used in the aquaculture industry world wide as a wild fish food product. Mr. Girvan also has a background in contracting and construction in the northwest United States. Mr. Girvan has been a self employed entrepreneur most of his adult life.

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

ITEM 10. EXECUTIVE COMPENSATION.

Cash compensation

     The following table sets forth the aggregate compensation paid by Twinview for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


                                                Long Term Compensation
                      Annual Compensation      Awards           Payouts
                      --------------------     ------           -------
(a)        (b)        (c)    (d)   (e)         (f)      (g)     (h)   (i)
                                                        Secur-
                                                        ities         All
Name and   Year or                 Other       Rest-    Under-  LTIP  Other
Principal  Period     Salary Bonus Annual      ricted   lying   Pay-  Compen-
Position   Ended        ($)   ($)  Compen-     Stock    Options outs  sation
---------- ---------- ------ ----- ----------- -------- ------- ----- --------
Patrick
K. Hogle   12/31/00   $7,000   0     0           0        0      0     0
President/ 12/31/01   $    0   0     0           0        0      0     0
Director   12/31/02   $    0   0     0           0        0      0     0

John S.    12/31/00   $    0   0     0           0        0      0     0
Girvan     12/31/01   $    0   0     0           0        0      0     0
Secretary/ 12/31/02   $    0   0     0           0        0      0     0
Treasurer

     During the year ended December 31, 2002, Patrick K. Hogle contributed certain management and administrative services to Twinview which were valued at $2,750. Mr. Hogle was not paid for these services which he contributed to Twinview.

     Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Twinview's management during the fiscal years ended December 31, 2002 and 2001. Further, no member of Twinview's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Other compensation

     Our principal executive offices are located at 573 East 300 South, Salt Lake City, Utah 84102. Our telephone number at that location is (801) 531-1867. We have access to approximately 1,000 square feet of office space and other common areas which include the use of a fax machine, photocopy machine and conference room. The building in which our office is located is owned directly or indirectly by Patrick K. Hogle, Claire A. Singleton and RPII, Ltd., who are principal shareholders of Twinview. Mr. Hogle is also the President and a director of Twinview. During 2002, rent of $100 per month was contributed to the Company by JHCRPN, LLC. It is anticipated that rent of $100 per month will be contributed during 2003 by JHCRPN, LLC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security ownership of management and certain beneficial owners

     As of April 5, 2003 there were 801,500 shares of Twinview's common stock issued and outstanding and 0 shares of Twinview's Series A preferred stock issued and outstanding, since all shares of Series A preferred stock are deemed to have been automatically converted to shares of common stock, on a 1 for 1 share basis, effective March 22, 2001. The following table sets forth, as of April 5, 2003, the common stock ownership of each person known by us to be the beneficial owner of 5% or more of Twinview's common stock. It also sets forth, as of April 5, 2003, the common stock ownership of each director and executive officer of Twinview, and all of our officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.


                                   No. of Shares
                                 beneficially owned    Percent of Class
Patrick K. Hogle
220 Kearns Bldg.
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


     The table reflects the conversion of all shares of Series A preferred stock of Twinview to shares of common stock on a 1 for 1 share basis effective March 22, 2001.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with management and others

     There have been no transactions or series of transactions since January 1, 2001, currently proposed transactions, or series of currently proposed transactions, to which Twinview or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Twinview to own of record or beneficially more than five percent of Twinview's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, except as described herein.

Office rent

     Our principal executive offices are located at 573 East 300 South, Salt Lake City, Utah 84102. Our telephone number at that location is (801) 531-1867. We have access to approximately 1,000 square feet of office space and other common areas which include the use of a fax machine, photocopy machine and conference room. The building in which our office is located is owned directly or indirectly by Patrick K. Hogle, Claire A. Singleton and RPII, Ltd., who are principal shareholders of Twinview. Mr. Hogle is also the President and a director of Twinview. During 2002, rent of $100 per month was contributed to the Company by JHCRPN, LLC. It is anticipated that rent of $100 per month will be contributed during 2003 by JHCRPN, LLC.

Loan to related party

     On August 29, 2001 Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. JHCRPN, LLC is a limited liability company principally owned by Messrs. Hogle, Girvan, Ronald Johnson and Claire Singleton. Ronald Johnson and Claire Singleton are directly or indirectly principal shareholders of Twinview. The loan provides for interest at the rate of 8.0% per annum, is secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and was originally due and payable in full on or before November 14, 2001. The loan was extended on

November 14, 2001, and is now due and payable on demand. As of December 31, 2002, the principal balance of the loan was $124,229 and the accrued interest thereon totaled $11,579. As of December 31, 2002, the Company had not made a demand for payment on the note, and the Company had no immediate plans to demand payment.

Artemia investment

     Twinview has also made a temporary $66,500 investment in purchasing brine shrimp artemia cysts from JHCRPN, LLC. During 2002, Twinview sold a small portion of the brine shrimp artemia cysts investment to JHCRPN, LLC for $3,200 which resulted in a gain of $1,425 to Twinview. Twinview continues to hold a majority of its investment in the brine shrimp artemia cysts which has a cost of $64,725. Twinview expects to resell the brine shrimp artemia cysts on or before December 31, 2003.

Amount owed to JHCRPN, LLC

     From time to time, JHCRPN, LLC will pay expenses such as rent, utilities, telephone charges, attorneys fees and accounting fees, etc. for or on behalf of Twinview. As of December 31, 2002, Twinview owed JHCRPN, LLC $31,126 for expenses advanced on its behalf. This amount is due upon demand.

Parents of the issuer

     Twinview has no parents, except to the extent that Messrs. Hogle and Girvan may be deemed to be parents by virtue of their stock holdings. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this report.

Transactions with promoters

     Except as described herein, there have been no material transactions or series of similar transactions since January 1, 2001, currently proposed transactions, or series of currently proposed similar transactions, to which Twinview or its subsidiary was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. See the caption "Transactions with Management and Others" of this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit
Number            Description
-------   -----------------------------

 3.1      Certificate of Incorporation*

 3.2      By-Laws*

10.1      Promissory Note dated November 14, 2001***

21.1      List of Subsidiaries of Twinview, Inc.**

99.1      906 Certifications

          Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

        * Exhibits 3.1 and 3.2 are incorporated by reference from Twinview's registration statement on Form SB-2 filed December 23, 1999.

       ** Exhibit 21.1 is incorporated by reference from Twinview's Form 10-KSB for the year ended December
          31, 2000 filed April 13, 2001.

      *** Exhibit 10.1 is incorporated by reference from Twinview's Form 10-KSB for the year ended December
          31, 2001 filed April 15, 2002

Reports on Form 8-K

     Twinview filed no reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURE.

     Based on their most recent review, which was completed within ninety days of the filing of this report, Twinview's Chief Executive Officer and Principal Financial Officer have concluded that Twinview's disclosure controls and procedures are effective to ensure that information required to be disclosed by Twinview in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in Twinview's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TWINVIEW, INC.



                                    /s/ Patrick K. Hogle
Date: April 8, 2003            By _____________________________________
                                   Patrick K. Hogle, Director, President
                                   and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Patrick K. Hogle
Date: April 8, 2003            By _____________________________________
                                   Patrick K. Hogle, Director, President
                                   and Chief Executive Officer


                                    /s/ John S. Girvan
Date: April 8, 2003            By _____________________________________
                                   John S. Girvan, Director, and
                                   Secretary/Treasurer, Chief Financial
                                   and Accounting Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Patrick K. Hogle, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Twinview, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          /S/ Patrick K. Hogle
Date:  April 8, 2003     __________________________________
                          Patrick K. Hogle,
                          Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, John S. Girvan, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Twinview, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /s/ John S. Girvan
Date:  April 8, 2003          __________________________________
                              John S. Girvan,
                              Chief Financial Officer

                          EXHIBIT INDEX

Exhibit                                                           Exhibit
Number            Description                                     Location
------    -------------------------------------------------       ---------

 3.1      Certificate of Incorporation                              *

 3.2      By-Laws                                                   *

10.1      Promissory Note dated November 14, 2001                   ***

21.1      List of Subsidiaries of Twinview, Inc.                    **

99.1      906 Certifications                                        42

          Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

        * Incorporated by reference from Twinview's registration statement on Form SB-2 filed
          December 23, 1999.

       ** Incorporated by reference from Twinview's Form
          10-KSB for the year ended December 31, 2000 filed April 13, 2001.

      *** Incorporated by reference from Twinview's Form
          10-KSB for the year ended December 31, 2001 filed April 15, 2002.