Form 10QSB
period 2003-03-31
TWINVIEW INC
filed 2003-05-14
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to____________

                  Commission File No. 333-93535

                          TWINVIEW, INC.
 _______________________________________________________________
(Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                       87-0620802
   ______________________________               ________________________
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
  Incorporation or Organization)

                        573 East 300 South
                    Salt Lake City, Utah 84102
             _______________________________________
             (Address of Principal Executive offices)

            Issuer's Telephone Number: (801) 531-1867

                         (Not Applicable)
       ____________________________________________________
       (Former Name, Former Address and Former Fiscal Year,
                  if Changed Since Last Report)

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

     As of April 30, 2003, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ]        No [ X ]


                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of March 31, 2003 and the related audited consolidated balance sheet as of December 31, 2002, the unaudited related consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and March 31, 2002 and from inception to March 31, 2003, the unaudited related consolidated statements of stockholders' equity for the period from inception through March 31, 2003, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

      The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading, and to present fairly the financial position of Twinview, Inc. consolidated with Cafe Detour, LLC, its wholly owned subsidiary. The names "Twinview," "we", "our" and "us" used in this report refer to Twinview, Inc.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation.

      Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through March 31, 2003, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

Plan of operation

      We plan to obtain repayment of the loan which we made to JHCRPN, LLC and we plan to sell our investment in brine shrimp artemia cysts on or before December 31, 2003. At that time we will begin to implement our 12 month plan of operations which consists of the following:

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

      On August 29, 2001 Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and was originally due and payable in full on or before November 14, 2001.
The loan was extended on November 14, 2001, and is now due and payable on demand. As of March 31, 2003, the principal balance of the loan was $124,229 and accrued interest thereon totaled $14,029. Twinview made a temporary $66,500 investment in purchasing brine shrimp artemia cysts from JHCRPN, LLC. During 2002, Twinview sold a small portion of the brine shrimp artemia cysts investment to JHCRPN, LLC for $3,200 which resulted in a gain of $1,425 to Twinview. Twinview continues to hold the majority of its original investment in the brine shrimp artemia cysts which has a cost of $64,725. Twinview expects to resell the brine shrimp artemia cysts during 2003.

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

      Not applicable since Twinview has no revenues from operations prior to March 31, 2003.

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

         Between May 12, 2000 and March 31, 2003, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

         . to persons owing 10% or more of any class of equity securities of Twinview; or

         .  to affiliates of Twinview.

         The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and March 31, 2003 described above were $142,218.27. As of March 31, 2003, Twinview had used the actual net offering proceeds in the following manner:

         .   construction of plant                                 $0

         .   building and facilities                               $0

         .   purchase and installation of machinery                $0
             and equipment

         .   purchase of real estate                               $0

         .   acquisition of other business(es)                     $0

         .   repayment of indebtedness                             $0

         .   working capital                                       $0

         .   temporary investment in secured                       $124,229.00
             loan to JHCRPN, LLC, a related party

         .   temporary investment in brine                         $17,989.77
             shrimp artemia cysts purchased
             from JHCRPN, LLC, a related party

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit
Number       Description
-------      -----------

  99.1       906 Certifications

         (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Twinview during the quarter ended March 31, 2003.

                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TWINVIEW, INC.

                                  /s/ Patrick K. Hogle
Date: May 13, 2003            By: ______________________________________
                                  Patrick K. Hogle
                                  Director, President and Chief Executive
                                  Officer

                                  /s/ John S. Girvan
Date: May 13, 2003            By: ______________________________________
                                  John S. Girvan
                                  Director, Secretary/Treasurer, Chief
                                  Financial Officer and Chief Accounting
                                  Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Patrick K. Hogle, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Twinview, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Patrick K. Hogle
Date:  May 13, 2003                 _________________________________________
                                    Patrick K. Hogle, Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, John S. Girvan, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Twinview, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     /s/ John S. Girvan
Date:  May 13, 2003                  _______________________________________
                                     John S. Girvan, Chief Financial Officer

                           APPENDIX "A"


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2003 and December 31, 2002

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                      March 31,   December 31,
                                                        2003          2002
                                                   ------------- -------------
                                                     (Unaudited)

CURRENT ASSETS

  Cash                                             $        113  $        429
  Note receivable - related party                       138,258       135,808
                                                   ------------- -------------

    Total Current Assets                                138,371       136,237
                                                   ------------- -------------

INVESTMENT                                               64,725        64,725
                                                   ------------- -------------

TOTAL ASSETS                                       $    203,096  $    200,962
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $      3,700  $      2,241
  Accounts payable - related party                       32,534        31,126
                                                   ------------- -------------

    Total Current Liabilities                            36,234        33,367
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized
    at $0.0001 par value; -0- shares issued
    and outstanding                                           -             -
  Common stock, 17,500,000 shares authorized at
    $0.0001 par value; 801,500 shares issued and
    outstanding                                              81            81
  Additional paid-in capital                            376,268       374,668
  Deficit accumulated during the development stage     (209,487)     (207,154)
                                                   ------------- -------------

    Total Stockholders' Equity                          166,862       167,595
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    203,096  $    200,962
                                                   ============= =============






       The accompanying notes are an integral part of these consolidated financial statements.

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                 From
                                                                 Inception on
                                     For the Three Months Ended  November 5,
                                              March 31,          1998 to
                                     --------------------------- March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $         -   $          -

EXPENSES

  General and administrative                4,783        2,426        209,008
  Loss on impairment of asset                   -            -         19,127
                                     ------------- ------------- -------------

    Total Expenses                          4,783        2,426        228,135
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                       (4,783)      (2,426)      (228,135)
                                     ------------- ------------- -------------

OTHER INCOME
  Gain on sale of investment                    -             -         1,425
  Interest income                           2,450         2,670        17,223
                                     ------------- ------------- -------------

    Total Other Income                      2,450         2,670        18,648
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $     (2,333) $        244  $   (209,487)
                                     ============= ============= =============
BASIC AND FULLY DILUTED
  INCOME (LOSS) PER SHARE            $      (0.00) $       0.00
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      801,500       801,500
                                     ============= =============





       The accompanying notes are an integral part of these consolidated financial statements.



                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on November 5, 1998 through March 31, 2003

                                                                                       Deficit
                                                                                       Accumulated
                                 Preferred Stock         Common Stock     Additional   During the
                             --------------------- ---------------------- Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance at inception on
 November 5, 1998                    -  $       -           -  $       -  $         -  $        -

Common stock issued for cash
 at approximately $0.071
 per share                           -          -     106,626         12        7,488           -

Common stock issued for
 property at approximately
 $0.071 per share                    -          -     268,374         26       19,101           -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -          -           -          -            -      (6,478)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1998           -          -     375,000         38       26,589      (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000         28           -          -      206,222           -

Stock offering costs                 -          -           -          -      (13,578)          -

Net loss for the year ended
 December 31, 1999                   -          -           -          -            -     (40,057)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 1999     275,000         28     375,000         38      219,233     (46,535)

Common stock issued for
 cash at $1.00 per share             -          -     151,500         15      151,485           -

Net loss for the year ended
 December 31, 2000                   -          -           -          -            -     (87,373)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2000     275,000         28     526,500         53      370,718    (133,908)

Preferred shares converted
 to common shares on a
 one-to-one basis             (275,000)       (28)    275,000         28            -           -

Net loss for the year ended
 December 31, 2001                   -          -           -          -            -     (53,707)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2001           -          -     801,500         81      370,718    (187,615)

Contributed services                 -          -           -          -        3,950           -

Net loss for the year ended
 December 31, 2002                   -          -           -          -            -     (19,539)
                             ---------- ---------- ----------- ---------- ------------ -----------

Balance, December 31, 2002           -  $       -     801,500  $      81  $   374,668  $ (207,154)
                             ---------- ---------- ----------- ---------- ------------ -----------



The accompanying notes are an integral part of these consolidated financial statements.

                                      16

                         TWINVIEW, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
           From Inception on November 5, 1998 through March 31, 2003


                                                                                       Deficit
                                                                                       Accumulated
                                 Preferred Stock        Common Stock      Additional   During the
                             --------------------- ---------------------- Paid-In      Development
                               Shares     Amount      Shares     Amount   Capital      Stage
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance, December 31, 2002           -  $       -     801,500  $      81  $   374,668  $ (207,154)

Contributed services
  (unaudited)                        -          -           -          -        1,600           -

Net loss for the three months
  ended March 31, 2003
  (unaudited)                        -          -           -          -            -      (2,333)
                             ---------- ---------- ----------- ---------- ------------ -----------
Balance, March 31, 2003
  (unaudited)                        -  $       -     801,500  $      81  $   376,268  $ (209,487)
                             ========== ========== =========== ========== ============ ===========





The accompanying notes are an integral part of these consolidated financial statements.






                    TWINVIEW, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)

                                                                              From
                                                                              Inception on
                                                  For the Three Months Ended  November 5,
                                                           March 31,          1998 to
                                                  --------------------------- March 31,
                                                      2003          2002      2003
                                                  ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                               $     (2,333) $        244  $   (209,487)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Loss on impairment of assets                             -             -        19,127
    Contributed services                                 1,600             -         5,550
    Gain on sale of investment                               -             -        (1,425)
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable and accrued
      interest-related                                  (2,450)       (2,670)      (16,223)
    Increase (decrease) in accounts payable and
      accounts payable - related                         2,867         2,293        36,234
                                                  ------------- ------------- -------------

      Net Cash Used by Operating Activities               (316)         (133)     (166,224)
                                                  ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received (paid) for other assets                      -             -       (63,300)
  Cash received (paid) for note receivable - related         -             -      (122,035)
                                                  ------------- ------------- -------------
      Net Cash Provided (Used) by
       Investing Activities                                  -             -      (185,335)
                                                  ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                       -             -       (13,578)
  Common and preferred stock issued for cash                 -             -       365,250
                                                  ------------- ------------- -------------

      Net Cash Provided by Financing Activities              -             -       351,672
                                                  ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                               (316)         (133)          113

CASH AT BEGINNING OF PERIOD                                429         1,897             -
                                                  ------------- ------------- -------------

CASH AT END OF PERIOD                             $        113  $      1,764  $        113
                                                  ============= ============= =============
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                          $          -  $          -  $          -
  Cash paid for taxes                             $          -  $          -  $          -

NON-CASH INVESTING ACTIVITIES

  Common stock issued for conversion of
    preferred stock                               $          -  $          -  $          -
  Contributed services                            $      1,600  $          -  $      5,550




         The accompanying notes are an integral part of these consolidated financial statements.

                                  18

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.