Form 10QSB
period 2003-06-30
TWINVIEW INC
filed 2003-08-11
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                  Commission File No. 333-93535

                          Twinview, Inc.
_________________________________________________________________
(Exact Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                            87-0620802
       _______________________________        _________________________
       (State or Other Jurisdiction of       (I.R.S. Employer I.D. No.)
       Incorporation or Organization)

                        573 East 300 South
                    Salt Lake City, Utah 84102
             ________________________________________
             (Address of Principal Executive offices)

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

(1) Yes [X]  No [ ]               (2) Yes [X]     No [ ]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                         Not applicable.


               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

      As of August 7, 2003, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of June 30, 2003 and the related audited consolidated balance sheet as of December 31, 2002, the unaudited related consolidated statements of operations for the three and six month periods ended June 30, 2003 and June 30, 2002 and from inception through June 30, 2003, the unaudited related consolidated statements of stockholders' equity for the period from inception through June 30, 2003, the unaudited related consolidated statements of cash flows for the six month periods ended June 30, 2003 and June 30, 2002 and from inception through June 30, 2003, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

      (a) Plan of Operation.

      Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through June 30, 2003, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

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

      On August 29, 2001 Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and was originally due and payable in full on or before November 14, 2001.
The loan was extended on November 14, 2001, and is now due and payable on demand. As of June 30, 2003, the principal balance of the loan was $124,229 and accrued interest thereon totaled $16,480. Twinview made a temporary $66,500 investment in purchasing brine shrimp artemia cysts from JHCRPN, LLC. During 2002, Twinview sold a small portion of the brine shrimp artemia cysts investment to JHCRPN, LLC for $3,200 which resulted in a gain of $1,425 to Twinview. Twinview continues to hold the majority of its original investment in the brine shrimp artemia cysts which has a cost of $64,725. Twinview expects to resell the brine shrimp artemia cysts during 2003.

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

      (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable since Twinview has no revenues from operations prior to June 30, 2003.

Item 3.   Controls and Procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Between May 12, 2000 and June 30, 2003, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

      . to persons owing 10% or more of any class of equity securities of Twinview; or

      . to affiliates of Twinview.

      The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2000 described above were $142,218.27. As of June 30, 2003, Twinview had used the actual net offering proceeds in the following manner:

      . construction of plant                          $0

      . building and facilities                        $0

      . purchase and installation of machinery         $0
        and equipment

      . purchase of real estate                        $0

      . acquisition of other business(es)              $0

      . repayment of indebtedness                      $0

      . working capital                                $0

      . temporary investments in insured               $124,229.00
        loan to JHCRPN, LLC and in the
        purchase of brine shrimp artemia cysts

      . temporary investment in brine shrimp           $17,989.27
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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit
          Number         Description
          --------       -----------

          31.1           Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

          31.2           Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

          32.1           Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

          32.2           Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended June 30, 2003.

                            SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TWINVIEW, INC.



                                      /s/ Patrick K. Hogle
Date: August 8, 2003              By: ______________________________________
                                      Patrick K. Hogle
                                      Director, President and Chief Executive
                                      Officer


                                      /s/ John S. Girvan
Date: August 8, 2003              By: ______________________________________
                                      John S. Girvan
                                      Director, Secretary/Treasurer, Chief
                                      Financial Officer and Chief Accounting
                                      Officer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS












                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2003 and December 31, 2002

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                     June 30,    December 31,
                                                       2003         2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                            $        144  $        429
  Note receivable - related party                      140,709       135,808
                                                  ------------- -------------

    Total Current Assets                               140,853       136,237
                                                  ------------- -------------

INVESTMENT                                              64,725        64,725
                                                  ------------- -------------

    TOTAL ASSETS                                  $    205,578  $    200,962
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $      6,267  $      2,241
  Accounts payable - related                            42,266        31,126
                                                  ------------- -------------

    Total Current Liabilities                           48,533        33,367
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized
   at $0.0001 par value; -0- shares issued and
   outstanding                                               -             -
  Common stock, 17,500,000 shares authorized
   at $0.0001 par value; 801,500 shares issued
   and outstanding                                          81            81
  Additional paid-in capital                           377,868       374,668
  Deficit accumulated during the development stage    (220,904)     (207,154)
                                                  ------------- -------------

    Total Stockholders' Equity                         157,045       167,595
                                                  ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    205,578  $    200,962
                                                  ============= =============



      The accompanying notes are an integral part of these consolidated financial statements.



                        TWINVIEW, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                                         From
                                           For the                     For the           Inception on
                                      Three Months Ended           Six Months Ended      November 5,
                                           June 30,                   June 30,           1998 Through
                                 --------------------------- --------------------------- June 30,
                                      2003         2002          2003           2002     2003
                                 ------------- ------------- ------------- ------------- -------------
REVENUES                         $          -  $          -  $          -  $          -  $          -

EXPENSES

  General and administrative           13,868         6,883        18,651         9,309       222,876
  Loss on impairment of asset               -             -             -             -        19,127
                                 ------------- ------------- ------------- ------------- -------------

    Total Expenses                     13,868         6,883        18,651         9,309       242,003
                                 ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS                  (13,868)       (6,883)      (18,651)       (9,309)     (242,003)
                                 ------------- ------------- ------------- ------------- -------------
OTHER INCOME

  Gain on sale of investment                -             -             -             -         1,425
  Interest income                       2,451         2,574         4,901         5,244        19,674
                                 ------------- ------------- ------------- ------------- -------------

    Total Other Income                  2,451         2,574         4,901         5,244        21,099
                                 ------------- ------------- ------------- ------------- -------------

NET LOSS                         $    (11,417) $     (4,309) $    (13,750) $     (4,065) $   (220,904)
                                 ============= ============= ============= ============= =============

BASIC LOSS PER SHARE             $      (0.01) $      (0.01) $      (0.01) $      (0.01)
                                 ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   801,500       801,500       801,500       801,500
                                 ============= ============= ============= =============







The accompanying notes are an integral part of these consolidated financial statements.







                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
             From Inception on November 5, 1998 through June 30, 2003

                                                                                              Deficit
                                                                                              Accumulated
                                  Preferred Stock           Common Stock          Additional  During the
                           ------------------------- --------------------------    Paid-In    Development
                               Shares      Amount        Shares       Amount       Capital    Stage
                           ------------ ------------ ------------- ------------ ------------- ------------
Balance at inception on
 November 5, 1998                    -  $         -             -  $         -   $         -  $         -

Common stock issued for
 cash at approximately
 $0.071 per share                    -            -       106,626           12         7,488            -

Common stock issued for
 property at approximately
 $0.071 per share                    -            -       268,374           26        19,101            -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                   -            -             -            -             -       (6,478)
                           ------------ ------------ ------------- ------------ ------------- ------------

Balance, December 31, 1998           -            -       375,000           38        26,589       (6,478)

Preferred stock issued for
 cash at $0.75 per share       275,000           28             -            -       206,222            -

Stock offering costs                 -            -             -            -       (13,578)           -

Net loss for the year ended
 December 31, 1999                   -            -             -            -             -      (40,057)
                           ------------ ------------ ------------- ------------ ------------- ------------

Balance, December 31, 1999     275,000           28       375,000           38       219,233      (46,535)

Common stock issued for
 cash at $1.00 per share             -            -       151,500           15       151,485            -

Net loss for the year ended
 December 31, 2000                   -            -             -            -             -      (87,373)
                           ------------ ------------ ------------- ------------ ------------- ------------

Balance, December 31, 2000     275,000           28       526,500           53       370,718     (133,908)

Preferred shares converted
 to common shares on a
 one-for-one basis            (275,000)         (28)      275,000           28             -            -

Net loss for the year ended
 December 31, 2001                   -            -             -            -             -      (53,707)
                           ------------ ------------ ------------- ------------ ------------- ------------

Balance, December 31, 2001           -            -       801,500           81       370,718     (187,615)

Contributed services                 -            -             -            -         3,950            -
                           ------------ ------------ ------------- ------------ ------------- ------------

Balance Forward                      -   $        -       801,500  $        81  $    374,668  $  (187,615)
                           ------------ ------------ ------------- ------------ ------------- ------------


The accompanying notes are an integral part of these consolidated financial statements.


<CAPTION


                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
       From Inception on November 5, 1998 through June 30, 2003 (Continued)



                                                                                              Deficit
                                                                                              Accumulated
                                  Preferred Stock           Common Stock          Additional  During the
                           ------------------------- --------------------------    Paid-In    Development
                               Shares      Amount        Shares       Amount       Capital    Stage
                           ------------ ------------ ------------- ------------ ------------- ------------
Balance Forward                      -  $         -       801,500  $        81  $    374,668  $  (187,615)

Net loss for the year ended
 December 31, 2002                   -            -             -            -             -      (19,539)
                           ------------ ------------ ------------- ------------ ------------- ------------

Balance, December 31, 2002           -            -       801,500           81       374,668     (207,154)

Contributed services
 (unaudited)                         -            -             -            -         3,200            -

Net loss for the six months
 ended June 30, 2003
 (unaudited)                         -            -             -            -             -      (13,750)
                           ------------ ------------ ------------- ------------ ------------- ------------
Balance, June 30, 2003
(unaudited)                          -  $         -       801,500  $        81  $    377,868  $  (220,904)
                           ============ ============ ============= ============ ============= ============





The accompanying notes are an integral part of these consolidated financial statements.








                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                    Inception on
                                                                 For the            November 5,
                                                            Six Months Ended        1998
                                                                 June 30,           Through
                                                      ----------------------------- June 30,
                                                           2003           2002      2003
                                                      -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $     (13,750) $      (4,065) $    (220,904)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
  Loss on impairment of assets                                    -              -         19,127
  Contributed services                                        3,200              -          7,150
  Gain on sale of investment                                      -              -         (1,425)
  Changes in operating assets and liabilities:
    (Increase) in interest receivable-related                (4,901)        (5,244)       (18,674)
    Increase in accounts payable-related                     11,140          2,000         42,266
    Increase in accounts payable                              4,026          4,402          6,267
                                                      -------------- -------------- --------------

      Net Cash Used by Operating Activities                    (285)        (2,907)      (166,193)
                                                      -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received (paid) for other assets                           -          1,824        (63,300)
  Cash received (paid) for note receivable-related                -              -       (122,035)
                                                      -------------- -------------- --------------

      Net Cash Provided (Used) by Investing Activities            -          1,824       (185,335)
                                                      -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                            -              -        (13,578)
  Common and preferred stock issued for cash                      -              -        365,250
                                                      -------------- -------------- --------------

      Net Cash Provided by Financing Activities                   -              -        351,672
                                                      -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH                                (285)        (1,083)           144

CASH AT BEGINNING OF PERIOD                                     429          1,897              -
                                                      -------------- -------------- --------------

CASH AT END OF PERIOD                                 $         144  $         814  $         144
                                                      ============== ============== ==============





The accompanying notes are an integral part of these consolidated financial statements.


                                        6


                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                    From
                                                                                    Inception on
                                                                 For the            November 5,
                                                            Six Months Ended        1998
                                                                 June 30,           Through
                                                      ----------------------------- June 30,
                                                           2003           2002      2003
                                                      -------------- -------------- --------------
CASH PAID FOR:

  Interest                                            $           -  $           -  $           -
  Income taxes                                        $           -  $           -  $           -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for property                    $           -  $           -  $      19,127
  Common stock issued for conversion
    of preferred stock                                $           -  $           -  $          28
  Contributed services                                $       3,200  $           -  $       7,150

















The accompanying notes are an integral part of these consolidated financial statements.




                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.