Form 10QSB
period 2003-09-30
TWINVIEW INC
filed 2003-11-03
CIK 1077168

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________  to____________

                  Commission File No. 333-93535

                          Twinview, Inc.
 ________________________________________________________________
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

As of October 20, 2003, Twinview, Inc. has 801,500 shares of its common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Twinview, Inc., a Delaware corporation, as of September 30, 2003 and the related audited consolidated balance sheet as of December 31, 2002, the unaudited related consolidated statements of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002 and from inception through September 30, 2003, the unaudited related consolidated statements of stockholders' equity for the period from inception through September 30, 2003, the unaudited related consolidated statements of cash flows for the nine month periods ended September 30, 2003 and September 30, 2002 and from inception through September 30, 2003, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)     Plan of Operation.

     Twinview was formed for the purpose of designing, constructing, and operating a retail drive-through specialty coffee store in Salt Lake City, Utah. Through September 30, 2003, all of Twinview's efforts have been concentrated on fund raising activities to secure funds necessary to implement its business plan, and also on site selection activities and analysis. As of the date of this report, Twinview has not yet selected a site for the specialty coffee store, but it is continuing to search for and evaluate sites.

Plan of operation

     We plan to obtain repayment of the loan which we made to JHCRPN, LLC and we plan to sell our investment in brine shrimp artemia cysts on or before June 30, 2004. At that time we will begin to implement our 12 month plan of operations which consists of the following:

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

     On August 29, 2001 Twinview loaned $130,000 of its funds to a related party, JHCRPN, LLC, a Utah limited liability company engaged in the business of harvesting, processing and selling brine shrimp artemia cysts. The officers and directors of Twinview, Inc. are co-managers and members (owners) of JHCRPN, LLC. The loan provides for interest at the rate of 8.0% per annum, is secured with artemia cyst inventory and accounts receivable of JHCRPN, LLC, and was originally due and payable in full on or before November 14, 2001.
The loan was extended on November 14, 2001, and is now due and payable on demand. As of September 30, 2003, the principal balance of the loan was $124,229 and accrued interest thereon totaled $19,012. Twinview made a temporary $66,500 investment in purchasing brine shrimp artemia cysts from JHCRPN, LLC. During 2002, Twinview sold a small portion of the brine shrimp artemia cysts investment to JHCRPN, LLC for $3,200 which resulted in a gain of $1,425 to Twinview. Twinview continues to hold the majority of its original investment in the brine shrimp artemia cysts which has a cost of $64,725. Twinview expects to resell the brine shrimp artemia cysts on or before June 30, 2004.

     Our current cash is not sufficient to allow us to implement our 12 month business plan described above. However, we expect the loan to JHCRPN, LLC to be repaid on or before June

30, 2004, which will allow us to begin pursuing and implementing our 12 month business plan at that time. We expect to sell our brine shrimp cyst investment on or before June 30, 2004. Depending on the total cost of implementing our business plan, the cash to be generated through the repayment of the loan to JHCRPN, LLC and from the sale of our investment in brine shrimp artemia cysts, Twinview should be able to sustain operations for a minimum of 6 months, and possibly as long as 12 months or longer. In the event that the total cost to implement the business plan described above is near $220,000, then we anticipate that we will have to obtain approximately $50,000 to $100,000 in additional equity funding or through loans to satisfy our cash requirements for the next 12 months, depending, in part, on how long it takes Twinview to become profitable. There is no assurance that Twinview will achieve profitability. As of the present time, we have no commitments for any additional funding.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable since Twinview has no revenues from operations prior to September 30, 2003.

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

     Between May 12, 2000 and September 30, 2003, Twinview incurred approximately $9,281.73 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     .     underwriting discounts and commissions       - $0
     .     finders' fees                                - $0
     .     expenses paid to or for underwriters         - $0
     .     other expenses (legal and printing)          - $9,281.73
                                                          ----------
                   Total                                - $9,281.73

All of these expenses were incurred to parties other than:

     . directors, officers, or general partners of Twinview or their associates;

     . to persons owing 10% or more of any class of equity securities of Twinview; or

     .     to affiliates of Twinview.

The net offering proceeds to Twinview, after deducting the expenses incurred between May 12, 2000 and September 30, 2003 described above were $142,218.27. As of September 30, 2003, Twinview had used the actual net offering proceeds in the following manner:

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


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

     Exhibit
     Number               Description
     ------               ------------

     31.1                 Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2                 Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1                 Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2                 Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Twinview during the quarter ended September 30, 2003.

                            SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TWINVIEW, INC.


                                       /s/ Patrick K. Hogle
Date: October 28, 2003            By: ______________________________________
                                      Patrick K. Hogle
                                      Director, President and Chief
                                      Executive Officer


                                       /s/ John S. Girvan
Date: October 28, 2003            By: ______________________________________
                                      John S. Girvan
                                      Director, Secretary/Treasurer,
                                      Chief Financial Officer and
                                      Chief Accounting Officer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS


                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2003 and December 31, 2002

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                   September 30,  December 31,
                                                        2003         2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                             $        119  $        429
  Note receivable - related party                       143,241       135,808
                                                   ------------- -------------

    Total Current Assets                                143,360       136,237
                                                   ------------- -------------

INVESTMENT                                               64,725        64,725
                                                   ------------- -------------

    TOTAL ASSETS                                   $    208,085  $    200,962
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $      6,862  $      2,241
  Accounts payable - related                             48,424        31,126
                                                   ------------- -------------

    Total Current Liabilities                             55,286       33,367
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock: 2,500,000 shares authorized
    at $0.0001 par value; -0- shares issued
    and outstanding                                            -            -
  Common stock, 17,500,000 shares authorized
     at $0.0001 par value; 801,500 shares
     issued and outstanding                                  81            81
  Additional paid-in capital                            379,468       374,668
  Deficit accumulated during the development stage     (226,750)     (207,154)
                                                   ------------- -------------

    Total Stockholders' Equity                          152,799       167,595
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    208,085  $    200,962
                                                   ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.


                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                From
                                               For the                   For the            Inception on
                                           Three Months Ended        Nine Months Ended       November 5,
                                              September 30,           September 30,         1998 Through
                                     --------------------------- -------------------------  September 30,
                                         2003         2002           2003        2002           2003
                                     ------------- ------------- ------------ ------------- -------------

REVENUES                             $          -  $          -  $         -  $          -  $          -

EXPENSES

  General and administrative                8,378        10,819       27,029        20,128       231,254
  Loss on impairment of asset                   -             -            -             -        19,127
                                     ------------- ------------- ------------ ------------- -------------

     Total Expenses                         8,378        10,819       27,029        20,128       250,381
                                     ------------- ------------- ------------ ------------- -------------

LOSS FROM OPERATIONS                       (8,378)      (10,819)     (27,029)      (20,128)     (250,381)
                                     ------------- ------------- ------------ ------------- -------------
OTHER INCOME

  Gain on sale of investment                    -             -            -             -         1,425
  Interest income                           2,532         2,562        7,433         7,806        22,206
                                     ------------- ------------- ------------ ------------- -------------

     Total Other Income                     2,532         2,562        7,433         7,806        23,631
                                     ------------- ------------- ------------ ------------- -------------

NET LOSS                             $     (5,846) $     (8,257) $   (19,596) $    (12,322) $   (226,750)
                                     ============= ============= ============ ============= =============

BASIC LOSS PER SHARE                 $      (0.01) $      (0.01) $     (0.02) $      (0.02)
                                     ============= ============= ============ =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       801,500       801,500      801,500       801,500
                                     ============= ============= ============ =============












The accompanying notes are an integral part of these consolidated financial statements.

                                        3




                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
          From Inception on November 5, 1998 through September 30, 2003

                                                                                              Deficit
                                                                                            Accumulated
                                Preferred Stock            Common Stock        Additional   During the
                            ------------------------ -------------------------   Paid-In    Development
                               Shares       Amount      Shares       Amount      Capital       Stage
                            ------------ ----------- ------------- ----------- ------------ ------------
Balance at inception on
 November 5, 1998                     -  $        -  $          -  $        -  $         -  $         -

Common stock issued for cash
 at approximately $0.071
 per share                            -           -       106,626          12        7,488            -

Common stock issued for
 property at approximately
 $0.071 per share                     -           -       268,374          26       19,101            -

Net loss from inception on
 November 5, 1998 through
 December 31, 1998                    -           -             -           -            -       (6,478)
                            ------------ ----------- ------------- ----------- ------------ ------------

Balance, December 31, 1998            -           -       375,000          38       26,589       (6,478)

Preferred stock issued for
 cash at $0.75 per share        275,000          28             -           -      206,222            -

Stock offering costs                  -           -             -           -      (13,578)           -

Net loss for the year ended
 December 31, 1999                    -           -             -           -            -      (40,057)
                            ------------ ----------- ------------- ----------- ------------ ------------

Balance, December 31, 1999      275,000          28       375,000          38      219,233      (46,535)

Common stock issued for
 cash at $1.00 per share              -           -       151,500          15      151,485            -

Net loss for the year ended
 December 31, 2000                    -           -             -           -            -      (87,373)
                            ------------ ----------- ------------- ----------- ------------ ------------

Balance, December 31, 2000      275,000          28       526,500          53      370,718     (133,908)

Preferred shares converted
  to common shares on a
  one-for-one basis            (275,000)        (28)      275,000          28            -            -

Net loss for the year ended
 December 31, 2001                    -           -             -           -            -      (53,707)
                            ------------ ----------- ------------- ----------- ------------ ------------

Balance, December 31, 2001            -           -       801,500          81      370,718     (187,615)

Contributed services                  -           -             -           -        3,950            -
                            ------------ ----------- ------------- ----------- ------------ ------------

Balance Forward                       -  $        -       801,500  $       81  $   374,668  $  (187,615)
                            ------------ ----------- ------------- ----------- ------------ ------------

The accompanying notes are an integral part of these consolidated financial statements.
                                        4





                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
    From Inception on November 5, 1998 through September 30, 2003 (Continued)

                                                                                              Deficit
                                                                                            Accumulated
                                Preferred Stock            Common Stock        Additional   During the
                            ------------------------ -------------------------   Paid-In    Development
                               Shares       Amount      Shares       Amount      Capital       Stage
                            ------------ ----------- ------------- ----------- ------------ ------------
Balance Forward                       -  $        -       801,500  $       81  $   374,668  $  (187,615)

Net loss for the year ended
 December 31, 2002                    -           -             -           -            -      (19,539)
                            ------------ ----------- ------------- ----------- ------------ ------------

Balance, December 31, 2002            -           -       801,500          81      374,668     (207,154)

Contributed services
  (unaudited)                         -           -             -           -        4,800            -

Net loss for the nine
 months ended September 30,
 2003 (unaudited)                     -           -             -           -            -      (19,596)
                            ------------ ----------- ------------- ----------- ------------ ------------
Balance, September 30, 2003
 (unaudited)                          -  $        -       801,500  $       81  $   379,468  $  (226,750)
                            ============ =========== ============= =========== ============ ============






The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       From
                                                               For the              Inception on
                                                           Nine Months Ended        November 5,
                                                             September 30,          1998 Through
                                                       ---------------------------- September 30,
                                                             2003            2002      2003
                                                       -------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                             $     (19,596) $    (12,322) $    (226,750)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Loss on impairment of assets                                   -             -         19,127
    Contributed services                                       4,800             -          8,750
    Gain on sale of investment                                     -             -         (1,425)
  Changes in operating assets and liabilities:
    (Increase) in interest receivable-related                 (7,433)       (7,806)       (21,206)
    Increase in accounts payable-related                      17,298         3,659         48,424
    Increase in accounts payable                               4,621         3,485          6,862
                                                       -------------- ------------- --------------

       Net Cash Used by Operating Activities                    (310)      (12,984)      (166,218)
                                                       -------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received (paid) for other assets                            -         5,024        (63,300)
  Cash received (paid) for note receivable-related                 -         6,141       (122,035)
                                                       -------------- ------------- --------------

       Net Cash Provided (Used) by Investing Activities            -        11,165       (185,335)
                                                       -------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                                             -             -        (13,578)
  Common and preferred stock issued for cash                       -             -        365,250
                                                       -------------- ------------- --------------

       Net Cash Provided by Financing Activities                   -             -        351,672
                                                       -------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH                                 (310)       (1,819)           119

CASH AT BEGINNING OF PERIOD                                      429         1,897              -
                                                       -------------- ------------- --------------

CASH AT END OF PERIOD                                  $         119  $         78  $         119
                                                       ============== ============= ==============







The accompanying notes are an integral part of these consolidated financial statements.

                                        6

                          TWINVIEW, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                       From
                                                               For the              Inception on
                                                           Nine Months Ended        November 5,
                                                             September 30,          1998 Through
                                                       ---------------------------- September 30,
                                                             2003            2002      2003
                                                       -------------- ------------- --------------
CASH PAID FOR:

  Interest                                             $           -  $          -  $           -
  Income taxes                                         $           -  $          -  $           -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for property                     $           -  $          -  $      19,127
  Common stock issued for conversion
    of preferred stock                                 $           -  $          -  $          28
  Contributed services                                 $       4,800  $          -  $       8,750


The accompanying notes are and integral part of these consolidated financial statements.

                                        7

                  TWINVIEW, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2003, the president of the Company contributed services and office rent to the Company valued at $4,800.

During the nine months ended September 30, 2003, the note receivable-related party accrued interest of $7,433.

During the nine months ended September 30, 2003, related parties paid $17,298 of Company expenses. The related party payable balance as of September 30, 2003 was $48,424.